Form 10-Q
period 2002-03-31
ANTEON INTERNATIONAL CORP
filed 2002-05-14
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on May 14, 2002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                  --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 001-31258

                        ANTEON INTERNATIONAL CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 13-3880755
                 ----------------------------- -----------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

               3211 Jermantown Road, Fairfax, Virginia 22030-2801
-------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (703) 246-0200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not Applicable
 -------------------------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of close of business on May 10, 2002, there were 33,842,208 outstanding shares of the registrant's common stock, par value $.01 per share.



                                    CONTENTS

                                                                                                   PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  MARCH 31, 2002 AND DECEMBER 31, 2001                                              1

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001                                2

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
                  2001                                                                              3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                                              5

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                              17

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       22


PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                                                23
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                        23
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                  24
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                 24
       ITEM 5.    OTHER INFORMATION                                                                25
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                 25




                          PART I. FINANCIAL INFORMATION

          ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                       March 31, 2002         December 31,
                                                                                         (Unaudited)              2001
                                                                                      ------------------     ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $     19,365                1,930
     Accounts receivable, net                                                                 150,296              131,345
     Prepaid expenses and other current assets                                                  7,749                6,992
     Deferred tax assets, net                                                                   2,332                4,151
                                                                                      ------------------    -----------------
Total current assets                                                                          179,742              144,418

Property and equipment, net                                                                    12,377               12,744
Goodwill, net                                                                                 138,619              136,622
Intangible and other assets, net                                                               10,465               12,867
                                                                                      ------------------    -----------------
Total assets                                                                             $    341,203          $   306,651
                                                                                      ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term loan, current portion                                                          $      3,798          $    17,266
     Senior subordinated notes payable, current portion                                        25,000                   --
     Subordinated notes payable, current portion                                                2,335                2,268
     Business purchase consideration payable                                                      530                  515
     Accounts payable                                                                          41,804               25,028
     Due to related party                                                                       3,600                3,600
     Accrued expenses                                                                          43,192               56,041
     Income tax payable                                                                           340                  509
     Other current liabilities                                                                    716                2,889
     Deferred revenue                                                                           5,787                8,743
                                                                                      ---------------       --------------
Total current liabilities                                                                     127,102              116,859

Term loan, less current portion                                                                20,252               29,788
Revolving facility                                                                              5,800               18,700
Senior subordinated notes payable, less current portion                                        75,000              100,000
Subordinated convertible note payable-related party                                                --               22,500
Subordinated notes payable-related party                                                           --                4,369
Subordinated notes payable to stockholders                                                         --                7,499
Noncurrent deferred tax liabilities, net                                                        9,891                9,261
Other long term liabilities                                                                       598                  690
                                                                                      ------------------    -----------------
Total liabilities                                                                             238,643              309,666

Minority interest in subsidiaries                                                                 147                  427

Stockholders' equity:
     Preferred stock, $.01 par value 15,000,000 shares authorized, none issued
        and outstanding as of March 31, 2002                                                       --                   --
     Common stock, $.01 par value 175,000,000 shares authorized, 33,737,249
        shares issued and outstanding as of March 31, 2002                                        337                   --
     Common stock, Class B, voting, $.01 par value, 3,000 shares authorized,
        2,450 shares issued and outstanding as of and December 31, 2001                            --                   --
     Common stock, Class A, voting, $.01 par value, 30,000,000 shares authorized, 23,784,115 shares issued and outstanding as of and
        December 31, 2001                                                                          --                  238
     Common stock, non-voting, $.01 par value, 7,500,000 shares authorized,
        none issued and outstanding as of and December 31, 2001                                    --                   --
     Stock subscription receivable                                                               (12)                 (12)
     Additional paid-in capital                                                               102,721                2,366
     Accumulated other comprehensive loss                                                       (482)              (1,747)
     Accumulated deficit                                                                        (151)              (4,287)
                                                                                      ------------------    -----------------
Total stockholders' equity (deficit)                                                          102,413              (3,442)
                                                                                      ------------------    -----------------
Total liabilities and stockholders' equity (deficit)                                     $    341,203          $   306,651
                                                                                      ==================    =================
See accompanying notes to unaudited condensed consolidated financial statements.




                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                  For the three months ended
                                                                                          March 31,
                                                                         ---------------------------------------------
                                                                                 2002                    2001
                                                                            ------------------      ------------------

           Revenues                                                       $        192,629        $         162,366
           Costs of revenues                                                        167,020                 143,154
                                                                            ---------------         ---------------
                Gross profit                                                         25,609                  19,212
                                                                            ---------------         ---------------
           Operating expenses:
                General and administrative expenses                                  10,615                  10,905
                Amortization of noncompete agreements                                    --                     209
                Goodwill amortization                                                    --                   1,446
                Other intangibles amortization                                          477                     546
                                                                            ---------------         ---------------
                    Total operating expenses                                         11,092                  13,106
                                                                            ---------------         ---------------
                    Operating income                                                 14,517                   6,106
           Other income                                                                   6                      --
           Interest expense, net of interest income of $43,000 and
                $91,000, respectively                                                 7,430                   6,961
           Minority interest in earnings of subsidiaries                                (9)                     (1)
                                                                            ---------------         ---------------

           Income (loss) before provision (benefit) for income taxes
           and extraordinary item                                                     7,084                   (856)
           Provision (benefit) for income taxes                                       2,765                   (186)
                                                                            ---------------         ---------------

           Income (loss) before extraordinary item                                    4,319                   (670)

           Extraordinary loss, net of tax                                               185                      --
                                                                            ---------------         ---------------
           Net income (loss)                                             $            4,134       $           (670)
                                                                            ===============         ===============

           Basic earnings (loss) per common share:
                Income (loss) before extraordinary loss                  $             0.17       $          (0.03)
                Extraordinary loss, net of tax                                       (0.01)                      --
                                                                            ---------------         ---------------
                Net income (loss)                                        $             0.16       $           (0.03)
                                                                            ===============         ================
           Basic weighted average shares outstanding                             26,127,101              23,786,565

           Diluted earnings (loss) per common share:
                Income (loss) before extraordinary loss                  $             0.15       $          (0.03)
                Extraordinary loss, net of tax                                       (0.01)                      --
                                                                            ---------------         ---------------
                Net income (loss)                                        $             0.14       $          (0.03)
                                                                            ===============         ===============
           Diluted weighted average shares outstanding                           28,548,329               23,786,565

See accompanying notes to unaudited condensed consolidated financial statements.



                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        For the three months ended March 31,
                                                                                  ------------------------------------------------
                                                                                           2002                        2001
                                                                                     ------------------        -------------------
OPERATING ACTIVITIES:
      Net income (loss)                                                                $         4,134        $          (670)
      Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
         Extraordinary item, before income taxes                                                    304                      --
         Depreciation and amortization of property and equipment                                  1,215                   2,276
         Amortization of noncompete agreements                                                       --                     209
         Goodwill amortization                                                                       --                   1,446
         Other intangibles amortization                                                             477                     546
         Amortization of deferred financing fees                                                    331                     300
         Loss on disposals of property and equipment                                                  2                       1
         Deferred income taxes                                                                    1,572                   (149)
         Minority interest in earnings (losses) of subsidiaries                                       9                       1
      Changes in assets and liabilities                                                        (19,051)                 (1,567)
                                                                                      ------------------     -------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                           (11,007)                   2,393
                                                                                      ------------------     -------------------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                           (844)                   (629)
      Acquisitions, net of cash acquired                                                             --                    (21)
                                                                                      ------------------     -------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                            (844)                   (650)
                                                                                      ------------------     -------------------
FINANCING ACTIVITIES:
      Principal payments on notes payable                                                          (11)                    (59)
      Payment of credit facility amendment fee                                                    (604)                      --
      Principal payments on term loan                                                          (23,004)                 (5,549)
      Proceeds from revolving facility                                                          240,600                 164,500
      Principal payments on revolving facility                                                (253,500)               (158,300)
      Proceeds from issuance of common stock, net of expenses                                    77,673                      19
      Principal payments on subordinated notes payable to stockholders                          (7,499)                      --
      Payment of subordinated notes payable-related party                                       (4,369)                      --
                                                                                      ------------------     -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        29,286                     611
                                                                                      ------------------     -------------------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                                  17,435                   2,354
      Cash and cash equivalents, beginning of period                                              1,930                   1,434
                                                                                      ------------------     -------------------

      Cash and cash equivalents, end of period                                          $        19,365        $          3,788
                                                                                      ==================     ===================

Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                                     $         5,802        $          3,602
      Income taxes paid (refunds received), net                                                     262                    (89)
                                                                                      ==================     ===================

See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


Supplemental disclosure of non-cash investing and financing activities:

              In March 2002, in connection with the Company's initial public offering ("IPO") of shares of its common stock, a $22.5 million principal amount subordinated convertible promissory note of ours held by Azimuth Tech. II LLC, now one of our principal stockholders, was converted, pursuant to its terms, into 4,629,232 shares of our common stock at a conversion price of $4.86 per share.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001


(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three months ended March 31, 2002 may not be indicative of the results of operations for the year ending December 31, 2002, or any future period. This financial information should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements and footnotes thereto, included in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission by the Company on December 21, 2001, as amended (Commission File No. 333-75884).

(2)      Organization and Business

     Anteon International Corporation, a Delaware Corporation ("Anteon" or the "Company") (formerly Azimuth Technologies, Inc.), was incorporated on March 15, 1996 for the purpose of acquiring all of the outstanding stock of Ogden Professional Services Corporation, a wholly owned subsidiary of Ogden Technology Services Corporation and an indirectly wholly owned subsidiary of Ogden
Corporation (collectively, "Ogden"). Upon completion of the acquisition, Ogden Professional Services Corporation was renamed Anteon Corporation effective April 22, 1996.

     On March 11, 2002, a registration statement filed on Form S-1 with the Securities and Exchange Commission, as amended, was declared effective in connection with the registration and issuance of shares of the Company's common stock in an initial public offering (the "IPO"). Immediately prior to the IPO, the Company entered into a series of reorganization transactions. First, the Company's $22.5 million principal amount subordinated convertible promissory note held by one of its principal stockholders, was converted according to its terms into shares of non-voting common stock. Second, the Company's majority-owned subsidiary, Anteon International Corporation, a Virginia corporation ("Anteon Virginia"), was merged with and into the Company. The Company is the surviving corporation of the merger. In the merger, all the outstanding shares of the Company's existing classes of stock, including Class A Voting Common Stock, Class B Voting Common Stock and Non-Voting Common Stock were converted into a single class of common stock. All the stock of Anteon Virginia held by the Company was cancelled and the stock of Anteon Virginia held by certain of the Company's employees and former employees immediately prior to the consummation of the IPO was converted into approximately 625,352 shares of the Company's common stock, constituting approximately 2.15% of the Company's outstanding stock immediately prior to the IPO. In connection with the merger described above, the outstanding stock options of Anteon Virginia were exchanged on a 2-for-1 basis for options of the Company. As a result of the merger, the Company succeeded to Anteon Virginia's obligations under its credit facility, the indenture governing its 12% Senior Subordinated Notes due 2009 (the "12% notes") and its Amended and Restated Omnibus Stock Plan.

     In addition, effective February 19, 2002, the Company increased the aggregate authorized shares of its common stock to 37,503,000 shares, and authorized a 2,449.95 for 1 stock split. . All references to the number and per share amounts relating to the Company's common shares have been retroactively restated for the stock split. On March 15, 2002, in connection with the merger of Anteon Virginia into the Company, the Company's certificate of incorporation was amended and restated to increase the aggregate authorized number of its shares of common stock to 175,000,000 and 15,000,000 shares of preferred stock. In connection with the IPO, the Company distributed one preferred share purchase right for each outstanding share of common stock to our stockholders of record as of March 15, 2002, and the Company entered into a rights agreement with each of these preferred shareholders. In general, the rights agreement imposes a significant penalty upon any person or group (subject to certain exceptions) that acquires 15% or more of the Company's outstanding common stock without the approval of the Company's board of directors.

     The  Company  and  its  subsidiaries   provide   professional   information
technology, systems and software development, high technology research, and systems integration services primarily to the U.S. government and its agencies.

     The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination at the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

(3)      Sales and Closure of Businesses

         (a)      Sale of CITE

                  On June 29, 2001, the Company sold its Center for Information Technology Education ("CITE") business to a subsidiary of Pinnacle Software Solutions, Inc. for a total purchase price of $100,000, of which $50,000 was paid on the date of closing, with the remainder due in six equal, monthly payments of approximately $8,300 beginning on August 1, 2001. CITE provides evening and weekend training for individuals to attain certification in Oracle developer and Java. Revenues generated by CITE were approximately $595,000 for the quarter ended March 31, 2001. Operating loss was $70,000 for the quarter ended March 31, 2001.

         (b)      Closure of CITI-SIUSS LLC

                  During 1999, the Company and Criminal Investigative Technology, Inc. ("CITI") entered into a joint venture ("CITI-SIUSS LLC"), formerly known as Anteon-CITI LLC (the "Venture"). The Venture developed and marketed certain investigative support products and services. On June 22, 2001, the Company decided to cease the software development operations of the Venture but to continue to support existing customers. The Company decided to close the business because it concluded that the Venture was not likely to establish a self-supporting business without significant capital contributions. Revenues generated by the Venture were approximately $106,000 for the quarter ended March 31, 2001. Operating losses were approximately $1.4 million for the quarter ended March 31, 2001. The Venture is obligated to provide maintenance and support services on existing contracts through June 30, 2002. The remaining expected cost of fulfilling the Venture's existing maintenance and support contracts exceeds the related expected revenue by approximately $55,000, which has been accrued at March 31, 2002.

                  Subsequent to the decision to close the Venture, the Company was approached by several prospective customers about potential sales opportunities. Through March 31, 2002, none of these opportunities have resulted in sales, and management does not intend to make further investments in the software.

         (c)      Sale of Interactive Media Corporation

                  On July 20, 2001, the Company sold all of the stock in Interactive Media Corporation ("IMC") for $13.5 million in cash, subject to adjustment based on the amount of working capital (as defined in the sale agreement) as of the date of sale. In addition, the Company had a contingent right to receive an additional $500,000 in cash based on IMC's performance from the date of closing through the end of calendar year 2001. The Company has not to date and does not in the future expect to realize any amounts under this provision of the sale agreement. Prior to the sale, IMC transferred to the Company the assets of the government division of IMC, which specializes in training services primarily to the government marketplace. Accordingly, at the date of sale, IMC provided training services to customers primarily in the commercial marketplace. For the commercial division, revenues were approximately $5.6 million for the quarter ended March 31, 2001. Operating income was approximately $361,000 for the quarter ended March 31, 2001. The total gain recognized on the sale of IMC during the third quarter of 2001 was approximately $3.5 million, which reflected the Company's best estimate of the ultimate outcome of the working capital negotiation discussed above. With respect to the working capital adjustment, the Company had deferred approximately $550,000 of the sale proceeds at the time of closing. The Company has reached an agreement in principle with the purchaser of IMC to settle the adjustment in the amount of $475,000 as a result of working capital deficiencies at the closing of the transaction. The Company and the Purchaser are finalizing the written terms of this agreement.

         (d)      Closure of South Texas Ship Repair

                  On December 19, 2001, the Company decided to close the South Texas Ship Repair ("STSR") business, which was acquired as part of the Sherikon acquisition in October 2000. STSR specialized in the repair of ships for both government and commercial customers. Revenues were $653,000 and operating loss was $27,000 for the quarter ended March 31, 2001. The remaining expected costs of fulfilling STSR's existing contracts of $401,000 has been accrued at March 31, 2002.

(4)      Use of Proceeds from Initial Public Offering

     The net proceeds to the Company from the sale of 4,687,500 shares of common stock in the Company's IPO was $75.6 million, based on an initial public offering price of $18.00 per share, after deducting underwriting discounts and commissions of $5.9 million and estimated offering costs and expenses of $2.9 million.

           The Company used the net proceeds from the IPO to:


     o repay $11.4 million of its debt outstanding under the term loan portion of its credit facility;

     o repay $39.5 million of debt outstanding under the revolving portion of its credit facility, without permanently reducing the Company's borrowing availability under this facility;

     o repay in full its $7.5 million principal amount subordinated promissory note held by Azimuth Technologies, L.P., one of the
          Company's principal stockholders, including $50,000 aggregate principal amount of the Company's subordinated promissory notes held by present members of the Company's management; and

     o repay $4.4 million of the Company's subordinated notes, relating to accrued interest on the Company's $22.5 million principal amount subordinated convertible promissory note held by Azimuth Tech. II LLC, one of the Company's principal stockholders.

     The remainder of the net proceeds to the Company from the IPO, approximately $12.8 million, was temporarily invested in short-term investment grade securities pending the uses described below. The $12.8 million of short-term investments, together with $16.5 million of the IPO proceeds temporarily used to repay debt under the revolving portion of the Company's credit facility (as mentioned above) which was subsequently reborrowed by the Company, was used to redeem $25.0 million principal amount of its 12% notes on April 15, 2002, and to pay accrued interest of $1.3 million thereon and the associated $3.0 million pre-payment premium. The Company also intends to use an additional $2.5 million of the IPO proceeds temporarily used to repay debt under the revolving portion of its credit facility to repay in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc., which was acquired by the Company in October 2000. As a result of the permanent reduction of a portion of its debt under the term loan, the Company wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the term loan that was repaid. The write-off of $185,000, net of tax, has been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations. There is a current exposure draft to rescind Statement of Financial Accounting Standard No. 4 ("SFAS No. 4"), Reporting Gains and Losses From Extinguishment of Debt, which is expected to be issued in the second or third quarter of 2002. Upon issuance, the Company would be required to reclassify gains and losses from extinguishment of debt from extraordinary to operations for all periods presented.

     For the quarter ended March 31, 2002, the Company incurred approximately $604,000 in expenses related to obtaining an amendment to the Company's credit facility. These expenses have been capitalized as additional deferred financing fees and are being amortized over the remaining term of the credit facility.

(5)      Acquisition of the Training Division of SIGCOM, Inc.

     On July 20, 2001, the Company acquired the assets, contracts and personnel of the training division of SIGCOM, Inc. ("SIGCOM"). The principal business of SIGCOM's training division is the design, construction, instrumentation, training and maintenance of simulated live-fire training facilities to help acclimate members of the armed forces to combat conditions in urban areas. The Company's primary reason for acquiring SIGCOM was the significant capabilities of SIGCOM that will augment the Company's U.S. homeland defense training capabilities. The total purchase price was $11.0 million, including $409,000 of transaction costs, of which $10.0 million was paid in cash to the seller and $1.0 million of which was placed in escrow to secure the seller's obligations to indemnify the Company for certain potential liabilities which were not assumed. Transaction costs included a $100,000 fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates by management. The Company preliminarily has allocated approximately $4.1 million of the purchase price to accounts receivable, approximately $1.5 million to acquired accounts payable and accrued liabilities, and $440,000 of the purchase price to an intangible asset related to contract backlog, which prior to the implementation of SFAS No. 141 and 142 was being amortized over a two-year period. Approximately $8.1 million has been preliminarily allocated to tax deductible goodwill arising from the acquisition, which, in accordance with SFAS No. 141 and 142, is not being amortized (see note 12).

     The following unaudited pro forma summary presents consolidated information as if the acquisition of SIGCOM had occurred as of January 1, 2001. The pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands):


                                                 Three Months Ended
                                                     March 31,
                                                       2001
                                              ------------------------

Total revenues                                   $            165,706
Total expenses                                                166,152
                                               ----------------------

         Net loss                                $              (446)
                                               ======================
Basic and diluted loss per common share          $             (0.02)
                                               ======================

(6)      Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was approximately $5.4 million and $(1.3) million, respectively. Other comprehensive income (loss) for the three months ended March 31, 2002 and 2001 includes foreign currency translation losses of $(32,000), and $(56,000), respectively, and increases (decreases) in the fair value of interest rate swaps of $(.6) million, and $(.6) million, net of tax. For the quarter ended March 31, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the quarter ended March 31, 2002, includes losses of $1.9 million associated with these cancellations. Prior to cancellation, losses associated with these interest rate swap agreements were recorded as a component of accumulated other comprehensive loss.

(7)      Computation of Earnings Per Share

                                                                                Three months ended
                                                                                  March 31, 2002

                                                           Income             Weighted average shares           Per Share
                                                         (Numerator)               (Denominator)                 Amount
                                                         -----------               -------------                 ------
                                                                  (in thousands, except share and per share data)

    Basic earnings per share:
    Income before extraordinary item                   $             4,319            26,127,101             $              0.17
    Extraordinary loss                                                 185            26,127,101                           (0.01)
                                                  ------------------------                              ------------------------
    Net income                                         $             4,134            26,127,101             $              0.16
                                                  ========================                              ========================
    Dilutive earnings per share
    Stock options                                                       --             2,421,228                              --
    Diluted earnings per share:
    Income before extraordinary item                   $             4,319            28,548,329             $              0.15
    Extraordinary loss                                                 185            28,548,329                           (0.01)
                                                  ------------------------                              ------------------------
    Net income                                         $             4,134            28,548,329             $              0.14
                                                  ========================                              ========================

(8)      Domestic Subsidiaries Summarized Financial Information

         Under the terms of the 12% notes and the Company's credit facility, the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the 12% notes and the Company's credit facility. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's Non-Guarantor Subsidiaries and for the Company.




                                                                       For the three months ended March 31, 2002
                                                -----------------------------------------------------------------------------------
                                                -----------------------------------------------------------------------------------

                                                                                                                    Consolidated
Unaudited Condensed Consolidated                     Anteon                                                            Anteon
Balance Sheets                                   International        Guarantor     Non-Guarantor    Elimination    International
                                                  Corporation        Subsidiaries    Subsidiaries      Entries       Corporation
                                                  -----------        ------------    ------------    ------------   -------------
                                                                                 (in thousands)

Cash and cash equivalents                    $        15,268   $        3,215     $      882       $         --       $    19,365
Accounts receivable, net                                  --          149,081          1,215                 --           150,296
Other current assets                                   1,330            8,324            427                 --            10,081
Property and equipment, net                            1,617           10,640            120                 --            12,377
Due from Parent                                       (7,605)           8,103          (498)                 --                --
Investment in and advances to subsidiaries            23,898               --             --           (23,898)                --
Goodwill, net                                         94,946           43,673             --                 --           138,619
Intangible and other assets, net                      68,684            1,603            178           (60,000)            10,465
                                                ------------      -----------  -------------         ------------   -------------

Total assets                                 $       198,138   $      224,639     $    2,324       $   (83,898)       $   341,203
                                                ============      ===========  =============         ============   =============


Indebtedness                                 $       132,185   $       60,530     $       --       $   (60,000)       $   132,715
Accounts payable                                          --           41,556            248                 --            41,804
Due to related party                                      --            3,600             --                 --             3,600
Accrued expenses and other current
  liabilities                                          5,091           38,673            484                 --            44,248
Deferred revenue                                          --            5,114            673                 --             5,787
Other long-term liabilities                               --           10,182            307                 --            10,489
                                                ------------      -----------  -------------         ------------   -------------

Total liabilities                                    137,276          159,655          1,712           (60,000)           238,643

Minority interest in subsidiaries                         --               --            147                 --               147
Total stockholders' equity                            60,862           64,984            465           (23,898)           102,413
                                                ------------      -----------  -------------         ------------   -------------

Total liabilities and stockholders' equity   $       198,138   $      224,639     $    2,324         $ (83,898)      $    341,203
                                                ============      ===========  =============         ============   =============






                                                                      For the three months ended March 31, 2002
                                                ----------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------
                                               Anteon           Guarantor        Non-Guarantor       Elimination     Consolidated
Unaudited Condensed Consolidated                                                                                        Anteon
Statements of Operations                    International                                                            International
                                             Corporation       Subsidiaries      Subsidiaries          Entries        Corporation
                                           ----------------   ---------------   ----------------    --------------  ----------------
                                                                                (in thousands)

Revenues                                   $          --   $        193,485 $             1,764 $       (2,620)   $       192,629
Costs of revenues                                     --            168,030               1,610         (2,620)           167,020
                                           -------------      -------------     ---------------    ------------     -------------

Gross profit                                          --             25,455                 154              --            25,609
Total operating expenses                            (542)            11,542                  92              --            11,092
                                           -------------      -------------     ---------------    ------------     -------------

Operating income                                     542             13,913                  62              --            14,517
Other income                                           8                (2)                  --                                 6
Interest expense (income), net                     6,605                829                 (4)              --             7,430
Minority interest in losses of                        --                 --                 (9)              --               (9)
                                           -------------      -------------     ---------------    ------------     -------------
  subsidiaries

Income before provision for income taxes
  and extraordinary loss                         (6,055)             13,082                  57              --             7,084
Provision for income taxes                       (2,175)              4,920                  20              --             2,765
                                           -------------      -------------     ---------------    ------------     -------------

Income before extraordinary loss                 (3,880)              8,162                  37              --             4,319
Extraordinary loss, net of tax                       185                 --                  --              --               185
                                           -------------      -------------     ---------------    ------------     -------------
Net income (loss)                          $     (4,065)   $          8,162 $                37 $            --   $         4,134
                                           =============      =============     ===============    ============     =============





                                                                         For the three months ended March 31, 2002
                                                        ---------------------------------------------------------------------------
Unaudited Condensed Consolidated Statements of Cash                           Guarantor                               Consolidated
Flows                                                        Anteon                                                      Anteon
                                                         International                          Non-Guarantor        International
                                                          Corporation        Subsidiaries        Subsidiaries         Corporation
                                                        -----------------  -----------------  -------------------   ---------------
                                                                                       (in thousands)

Net income (loss)                                     $         (4,065)  $           8,162  $               37   $           4,134
Adjustments to reconcile change in net income (loss)
  to net cash provided by (used for) operations:
  Extraordinary loss                                                304                 --                   -                 304
  Loss on disposals of property and equipment                        --                  2                   -                   2
  Depreciation and amortization of property and
     equipment                                                      211                994                  10               1,215
  Other intangibles amortization                                    422                 55                   -                 477
  Amortization of deferred financing fees                           331                 --                   -                 331
  Deferred income taxes                                           2,528              (965)                   9               1,572
  Minority interest in earnings of subsidiaries                       9                 --                  --                   9
  Changes in assets and liabilities                            (17,117)            (2,515)                 581            (19,051)
                                                        ---------------    ---------------    ----------------      --------------
  Net cash provided by (used for) operating                    (17,377)             5,733                  637            (11,007)
     activities                                           ---------------    ---------------    ----------------      --------------
Cash flows from investing activities:
  Purchases of property and equipment                                --              (839)                 (5)               (844)
                                                        ---------------    ---------------    ----------------      --------------
  Net cash used for investing activities                             --              (839)                 (5)               (844)
                                                        ---------------    ---------------    ----------------      --------------
Cash flow from financing activities:
  Principal payments on notes payable                                --               (11)                  --                (11)
  Payment of credit facility amendment fee                        (604)                 --                  --               (604)
  Principal payments on term loan                              (23,004)                 --                  --            (23,004)
  Proceeds from revolving facility                              240,600                 --                  --             240,600
  Principal payments on revolving facility                    (253,500)                 --                  --           (253,500)
  Proceeds from issuance of common stock, net of
      expenses                                                   77,673                 --                  --              77,673
  Principal payments on subordinated notes payable
     to stockholders                                            (7,499)                 --                  --             (7,499)
  Payment of subordinated notes payable-related
     party                                                      (4,369)                 --                  --             (4,369)
                                                        ---------------    ---------------    ----------------      --------------
  Net cash provided by financing activities                      29,297               (11)                  --              29,286
                                                        ---------------    ---------------    ----------------      --------------
Net increase in cash and cash equivalents                        11,920              4,883                 632              17,435
Cash and cash equivalents, beginning of period                    3,348            (1,668)                 250               1,930
                                                        ---------------    ---------------    ----------------      --------------
Cash and cash equivalents, end of period              $          15,268  $           3,215  $              882   $          19,365
                                                        ===============    ===============    ================      ==============






                                                                      For the three months ended March 31, 2001
                                               ------------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------------

                                                                                                                    Consolidated
Unaudited Condensed Consolidated Statements        Anteon                                                              Anteon
  of Operations                                International       Guarantor     Non-Guarantor     Elimination      International
                                                Corporation      Subsidiaries     Subsidiaries       Entries         Corporation
                                               ---------------   -------------- -----------------  -------------   ----------------
                                                                                 (in thousands)

Revenues                                           $      --      $    160,045      $     2,752     $    (431)     $     162,366
Costs of revenues                                         --           141,061            2,524          (431)           143,154
                                               ---------------   -------------- -----------------  -------------   ----------------

Gross profit                                              --            18,984              228             --            19,212
Total operating expenses                               1,650            11,332              124             --            13,106
                                               ---------------   -------------- -----------------  -------------   ----------------

Operating income (loss)                              (1,650)             7,652              104             --             6,106
Interest expense (income), net                         6,944                24              (7)             --             6,961
Minority interest in (earnings) losses of
  subsidiaries                                            --                18             (19)             --               (1)
                                               ---------------   -------------- -----------------  -------------   ----------------

Income (loss) before provision for income
  taxes                                              (8,594)             7,646               92             --             (856)
Provision (benefit) for income taxes                 (3,305)             3,077               42             --             (186)
                                               ---------------   -------------- -----------------  -------------   ----------------

Net income (loss)                                  $ (5,289)      $      4,569      $        50     $       --     $       (670)
                                               ===============   ============== =================  =============   ================





                                                                             For the three months ended March 31, 2001
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------

                                                                                                                    Consolidated
                                                                  Anteon                                               Anteon
                                                              International    Guarantor         Non-Guarantor      International
Unaudited Condensed Consolidated Statements of Cash Flows      Corporation     ubsidiaries        Subsidiaries       Corporation
                                                              ---------------  -------------   ------------------- ----------------
                                                                                        (in thousands)

Net income (loss)                                          $        (5,289)  $        4,569        $          50     $      (670)
Adjustments to reconcile change in net income (loss) to
  net cash provided by (used for) operations:
      Depreciation and amortization of property and                     280           1,991                    5            2,276
equipment
      Loss on disposals of property and equipment                        --               1                   --                1
      Goodwill amortization                                           1,103             343                   --            1,446
      Other intangibles amortization                                    546              --                   --              546
      Amortization of noncompete agreements                              --             209                   --              209
      Amortization of deferred financing fees                           300              --                   --              300
      Deferred income taxes                                              --           (149)                   --            (149)
      Minority interest in earnings (losses) of                          --            (18)                   18               --
subsidiaries
      Changes in assets and liabilities                               2,658         (5,272)                1,048          (1,566)
                                                              ---------------  -------------     ----------------- ----------------
    Net cash provided by (used for) operating activities              (402)           1,674                1,121            2,393
                                                              ---------------  -------------     ----------------- ----------------
Cash flows from investing activities:
      Purchases of property and equipment                             (188)           (436)                  (5)            (629)
      Acquisition of Sherikon Inc., net of cash acquired               (21)              --                   --             (21)
      Intercompany transfers                                          (338)             121                  217               --
                                                              ---------------  -------------     ----------------- ----------------
                                                              ---------------  -------------     ----------------- ----------------
      Net cash provided by (used for) investing activities            (547)           (315)                  212            (650)
                                                              ---------------  -------------     ----------------- ----------------
Cash flow from financing activities:
      Principal payments on notes payable                                --            (59)                   --             (59)
      Proceeds from revolving facility                              164,500              --                   --          164,500
      Principal payments on revolving facility                    (158,300)              --                   --        (158,300)
      Principal payments on term loan                               (5,549)              --                   --          (5,549)
      Proceeds from issuance of common stock, net of
  expenses                                                               19              --                   --               19
                                                              -------------    ------------    -----------------   --------------
      Net cash provided by (used for) financing activities              670            (59)                   --              611
                                                              -------------    ------------    -----------------   --------------
Net increase (decrease) in cash and cash equivalents                  (279)           1,300                1,333            2,354
Cash and cash equivalents, beginning of period                          844             491                   99            1,434
                                                              -------------    ------------    -----------------   --------------
Cash and cash equivalents, end of period                    $           565  $        1,791        $       1,432  $         3,788
                                                              ===============  =============   =================== ================

(9)  Segment Information

     The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

     Based on the Company's organization through July 20, 2001, the Company reported two business segments: the Company's government contracting business and the Company's commercial, custom training and performance solutions group (collectively, IMC, which was sold by the Company during the third quarter of fiscal 2001.) Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of the Company with Vector Data Systems, Techmatics, A&T, Sherikon, and SIGCOM, prior acquisitions that have been integrated into the Company's government contracting business. The amounts shown below reflect both IMC Commercial, the unit sold on July 20, 2001, and IMC Government. Immediately prior to the sale of IMC Commercial, the Company integrated the IMC Government unit into the government contracting business.

     The Company's chief operating decision maker utilizes both revenue and earnings before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses are allocated to the segments. Allocations of overhead costs to segments are based on measures such as cost and employee headcount. General and administrative costs are allocated to segments based on the government-required three-factor formula, which uses measures of revenue, labor and net book value of fixed assets. Interest expense, investment income and income taxes are not allocated to the Company's segments.


                                                                      As of and for the Three Months Ended March 31, 2001
                                                                                     (amounts in thousands)

                                                            Government        Interactive Media
                                                            Contracting                              Eliminations      Consolidated
                                                         ------------------   -------------------   ---------------   --------------

Total assets                                              $      321,636      $          8,962       $          --      $   330,598
                                                         ================   ===================     ================   ============

Sales to unaffiliated customers                                  153,966                 8,400                  --          162,366
Intersegment sales                                                    27                    15                (42)               --
                                                         ----------------   -------------------     -----------------  -------------
Total revenues                                            $      153,993                  8,415               (42)          162,366

Operating income                                                                                                              6,106
    Minority interest in earnings of subsidiaries                                                                               (1)
    Interest expense, net                                                                                                     6,961
                                                                                                                       ------------
                                                                                                                       ------------
    Loss before benefit for income taxes                                                                                      (856)
    Benefit from income taxes                                                                                                 (186)
                                                                                                                       ------------

    Net loss                                                                                                            $     (670)
                                                                                                                       ============


     For the period ended March 31, 2002, the Company reports one aggregated segment, delivering a broad array of information technology and systems engineering and integration services under contracts with the U.S. Government. No single customer or individual contract accounted for 10% or more of the Company's accounts receivable or revenues for the period ended March 31, 2002. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States for the period ended March 31, 2002.

(10)     Interest Rate Swap Agreements

     For the quarter ended March 31, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the quarter ended March 31, 2002 includes losses of $1.9 million associated with these cancellations.

     Over the next twelve months, approximately $214,000 of losses related to the interest rate swaps are expected to be reclassified into remaining interest expense as a yield adjustment of the hedged debt obligation. As of March 31, 2002, the fair value of the Company's interest swap agreements resulted in a net liability of $667,000 and has been included in other current liabilities.

(11)     Legal Proceedings

     The Company is involved in various legal proceedings in the ordinary course of business. On March 8, 2002, the Company received a letter from one of the Company's principal competitors, which is the parent company of one of the Company's subcontractors, claiming that the Company had repudiated its obligation under a subcontract with the subcontractor. The letter alleged that the Company was soliciting employees of the subcontractor in violation of the subcontract and stated that the subcontractor would seek arbitration, injunctive relief and other available remedies. The Company notified the parent company of the subcontractor that the Company believed that it had completely abided by its agreements with the subcontractor and advised that the Company intended to defend itself vigorously against any claims asserted in the letter. The subcontractor filed a complaint and obtained temporary injunctive relief from a Virginia state court for a 60-day period beginning on March 18, 2002 prohibiting the Company from hiring employees of the subcontractor and from declining to issue further work under the subcontract to the subcontractor. The temporary injunction was intended to preserve the status quo between the parties pending a determination of the merits of the subcontractor's claim through arbitration. The subcontractor has also filed a demand for arbitration to which Anteon has filed an answer and counter demand.

     We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

(12)     New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting standards Board issued Statement No. 141 ("SFAS No. 141"), Business Combinations, and Statement No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances using a fair value approach. SFAS No. 141 and 142 are effective January 1, 2002, except for acquisitions occurring on or after July 1, 2001, for which the provisions of SFAS No. 141 and 142 are applicable. Accordingly, through December 31, 2001, the Company continued to amortize goodwill and identifiable intangible assets related to acquisitions occurring before July 1, 2001, but in accordance with SFAS No. 142, did not amortize goodwill from the acquisition of the training division of SIGCOM, which was acquired on July 20, 2001. The Company adopted SFAS No. 141 and 142 as of January 1, 2002. During the quarter ended March 31, 2002, the Company reclassified approximately $1.9 million of intangible assets associated with employee workforce from intangible assets to goodwill, which in accordance with SFAS No. 142, are no longer being amortized. As of March 31, 2002, the Company has approximately $8.5 million of intangible assets ($4.2 million net of accumulated amortization) related to contract backlog intangibles, which is being amortized straight-line over periods of up to 4 years.

     As a result of adopting SFAS No. 142, the Company no longer records goodwill amortization. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed periodically for impairment, with any initial impairment identified upon adoption treated as a cumulative effect of a change in accounting principle, while any subsequent impairments identified be recognized through earnings. The Company is in the process of completing its initial assessment of the impact of adopting SFAS No. 142, but currently does not believe the impact of adoption will be material to the consolidated financial statements.


     Had the amortization provisions of SFAS No. 142 been applied as of January 1, 2001, for all of the Company's acquisitions, the Company's income (loss) before extraordinary gain (loss), net income (loss) and earnings (loss) per common share would have been as follows (unaudited) (in thousands, except per share data):

                                                                        Period ended
                                                                         March 31,
                                                                            2001
                                                                   ---------------------
                                                                   ---------------------
        Net loss, as reported................................        $          (670)
        Net income, as adjusted..............................        $            380
        Basic and diluted earnings (loss) per common share:
        Income (loss) before extraordinary item, as reported.        $         (0.03)
        Net income, as adjusted..............................        $           0.02

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS No. 143"), Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective June 15, 2002. We are currently assessing the impact of the adoption of SFAS No. 143.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 retains the requirements of SFAS No. 121 to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset; however, the Statement removes goodwill from its scope, and therefore eliminated the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. The Company adopted SFAS No. 144 as of January 1, 2002, with no impact on the Company's financial statements.

(13)      Subsequent Event

     In connection with the Company's IPO, on April 15, 2002, the Company redeemed $25.0 million of the outstanding principal amount of its 12% senior subordinated notes due in 2009. The redemption payment of $29.3 million included a $3.0 million pre-payment premium and $1.3 million in accrued interest through the date of redemption. The $3.0 million pre-payment premium will be accounted for as an extraordinary item in the second quarter of 2002, as part of the loss on the extinguishment of debt under current accounting guidance. There is a current exposure draft to rescind SFAS No. 4, which is expected to be issued in the second or third quarter of 2002. If issued as currently drafted, the Company would be required to reclassify gains and losses from extinguishments of debt from extraordinary to operations for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our Company's actual results, level of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology like "may" , "will", "should", "expects", "plans", "projects", anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Such forward-looking statements include, but are not limited to, funded backlog, estimated contract value, our expectations regarding the federal government's procurement budgets and reliance on outsourcing of services, and our financial condition and liquidity, as well as future cash flows and earnings.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results and do not intend to do so. These statements are only predictions. Actual events or results may differ materially. The factors that could cause actual results to differ materially include the following: the integration of acquisitions without disruption to our other business activities; changes in general economic and business conditions; changes in federal government procurement laws, regulations, policies, and budgets; the number and type of contracts and task orders awarded to us; technological changes; our ability to attract and retain qualified personnel; competition; and our ability to retain our contracts during any rebidding process.

GENERAL

     We provide information technology solutions and systems engineering and integration services to government clients. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations.

     We currently serve over six hundred U.S federal government clients, as well as state and foreign governments. For the quarter ended March 31, 2002, we estimate that 89% of our revenue was from contracts where we were the lead, or "prime" contractor. We provide our services under long-term contracts that generally have terms of four to five years. We have obtained ISO 9001 registration for our quality management systems at key facilities and have achieved Software Engineering Institute (SEI) Level 3 certification for our software development facility's processes. Our contract base is well diversified among government agencies. No single award contract or task order accounted for more than 5% of revenues for the quarter ended March 31, 2002.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollected accounts receivable and other contingent liabilities, revenue recognition and goodwill. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     We maintain reserves for uncollectible accounts receivable and other liabilities which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion, issues may arise which would lead to accounts receivable not being fully collected. Should these issues occur more frequently, additional reserves may be required.

     During the quarter ended March 31, 2002, we estimate that 98.8% of our revenues were derived from services and 1.2% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods.

     We recognize revenues under our federal government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable. Our contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

     We recognize revenues under our federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs we incur under federal government contracts are subject to regulation and audit by certain agencies of the federal government. We provide an allowance for estimated contract disallowances based on the amount of probable cost disallowances. Such amounts have not historically been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, perform under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 35% time and materials, 36% cost-plus and 29% fixed price during the quarter ended March 31, 2002, and can change over time depending on contract awards and acquisitions. Under cost-plus contracts, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, workman's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for goodwill and intangibles from acquisitions, and, prior to our initial public offering, management fees paid to Caxton-Iseman Capital, Inc., an affiliate of our principal stockholders, and certain general and administrative expenses. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to manage our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies.

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and, for acquisitions completed prior to July 1, 2001, and until the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the amortization period was dependent on the nature of the operations acquired. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather test for impairment of our goodwill at least annually using a fair value approach.

     Long-lived assets and identifiable intangible assets are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their fair value, as determined by an analysis of discounted cash flows using a discounted interest rate considering our cost of capital and the related risks of recoverability.

     In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on the ability to maintain our customers and the continued funding of our contracts and tasks by the government. Over the past four years, we have been able to win the majority of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions, which have generally resulted in either maintaining or improving margins on our contracts and tasks. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

     The following is a description of certain line items from our statement of operations.

     Costs of revenues include direct labor and fringe costs for program personnel and direct expenses incurred to complete contracts and task orders. Costs of revenues also include subcontract work, consultant fees, materials, depreciation and overhead. Overhead consists of indirect costs relating to operational managers, rent/facilities, administration, travel and other expenses.

     General and administrative expenses are primarily for corporate functions such as management, legal, finance and accounting, contracts and administration, human resources, company management information systems and depreciation, and also include other unallowable costs such as marketing, certain legal fees and reserves.

     Amortization expenses relate to the costs associated with goodwill (prior to our adoption of SFAS No. 142 on January 1, 2002) and intangible assets from our acquisitions. These intangible assets represent the fair value assigned to employee workforce as part of our acquisitions of A&T and Sherikon (prior to our adoption of SFAS No. 141 on January 1, 2002) and contract backlog as part of our acquisitions of A&T, Sherikon and SIGCOM Training. Amortization expenses also include costs associated with certain non-compete agreements entered into in connection with acquisitions.

     Interest expense is primarily for our 12% notes due 2009, our term loan and revolving credit facility, our subordinated debt and subordinated convertible promissory notes held by our stockholders prior to their repayment or conversion in connection with our IPO, and other miscellaneous interest costs.

     Other income is from non-core business items such as gains on the sales and closures of businesses and investments.

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that we manage costs effectively, making us competitive on price. We believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted over the past four years. We have increased our total estimated contract value by $70.0 million, from December 31, 2001, to $3.6 billion at March 31, 2002, of which $337 million was funded backlog as of March 31, 2002. Our total estimated contract value represents the aggregate estimated contract revenue to be earned by us at a given time over the remaining life of our contracts. When more than one company is awarded a contract for a given work requirement, we include in total estimated contract value only our estimate of the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated contract value is not funded backlog. Our estimated contract value is based on our experience under contracts and we believe our estimates to be reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations. In addition, we are periodically asked to work at-risk on projects. At-risk means that the customer has asked us to work, or to continue working, on a project even though there are no funds appropriated and released for payment. In most cases, the government is in the process of funding the contract or tasks and makes the request to avoid disruptions to the project. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

RESULTS OF OPERATIONS

     Our historical consolidated financial statements included herein do not reflect the full impact of the operating results of certain of our acquisitions, divestitures and closures, including our acquisition of the training division of SIGCOM, Inc. ("SIGCOM"), since their operating results are only included with our results from the date of acquisition, divestiture or closure, as applicable. In addition, our operating results from period to period may not be comparable with future results because of the impact of the allocation and amortization principles of SFAS No. 141 and SFAS No. 142 (discussed above).

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                                                For the Three Months Ended March 31,

                                                                              2002                                  2001
                                                                   --------------------------           -------------------------
                                                                                          ($ in thousands)
Revenues                                                         $       192,629          100.0%     $      162,366          100.0%
Costs of revenues                                                        167,020          86.7              143,154           88.2
                                                               -----------------   -----------     ----------------   ------------
Gross profit                                                              25,609          13.3               19,212           11.8
                                                               -----------------   -----------     ----------------   ------------
Operating expenses:
     General and administrative expenses                                  10,615           5.5               10,905            6.7
     Amortization                                                            477           0.3                2,201            1.4
                                                               -----------------   -----------     ----------------   ------------
Total operating expenses                                                  11,092           5.8               13,106            8.1
                                                               -----------------   -----------     ----------------   ------------
Operating income                                                          14,517           7.5                6,106            3.8
Interest expense, net                                                      7,430           3.9                6,961            4.3
Minority interest in earnings of subsidiaries                                (9)           0.0                  (1)             --
Other income, net                                                              6            --                   --            0.0
                                                               -----------------   -----------     ----------------   ------------
Income (loss) before income taxes and extraordinary item                   7,084           3.7                (856)          (0.5)
Provision (benefit) for income taxes                                       2,765           1.4                (186)         (0.01)
                                                               -----------------   -----------     ----------------   ------------
Income (loss) before extraordinary item                                    4,319           2.3                (670)         (0.04)
Extraordinary loss on early extinguishment of debt, net of
tax                                                                          185         (.01)                   --            0.0
                                                               -----------------   -----------     ----------------   ------------
Net income (loss)                                                $         4,134            2.2%     $        (670)         (0.04)%
                                                               =================   =============   ================   =============

REVENUES

     For the quarter ended March 31, 2002, revenues increased to $192.6 million, or 18.6%, from $162.4 million for the quarter ended March 31, 2001. The increase in revenues was attributable to internal growth and the acquisition of SIGCOM. These increases were offset in part by the sale of the commercial business of IMC on July 20, 2001. IMC's revenues for the commercial division were $5.6 million during the quarter ended March 31, 2001. For the quarter ended March 31, 2002, internal growth was 21% or $33.1 million, excluding the impact of the closed or sold businesses. The growth in revenue was primarily driven by growth under our SAFTAS contract, expansion of contracts in our Intelligence Systems Division (ISD), and growth under our General Services Administration ("GSA") Professional Engineering Services contract ("PES"), and our other GSA schedule contracts.

COSTS OF REVENUES

     For the quarter ended March 31, 2002, costs of revenues increased by $23.9 million, or 16.7% to $167.0 million from $143.2 million, for the quarter ended March 31, 2002. Costs of revenues as a percentage of revenues decreased to 86.7% from 88.2% . The costs of revenues decrease was due primarily to the corresponding growth in revenues resulting from internal growth, and the acquisition of SIGCOM Training. The majority of this growth was due to a $47.7 million increase in direct labor and fringe and a $17.3 million increase in other direct contract costs.

     For the quarter ended March 31, 2002, gross profit increased $6.4 million, or 33.3% to $25.6 million from $19.2 million for the quarter ended March 31,2001, primarily as a result of the sale or closure of unprofitable businesses during the prior year quarter and the impact of certain indirect cost reductions.

GENERAL and ADMINISTRATIVE EXPENSES

     For the quarter ended March 31, 2002, general and administrative expenses decreased $290,000 or 2.7% to $10.6 million from $10.9 million for the quarter ended March 31, 2001. General and administrative expenses for the quarter ended March 31, 2002, as a percentage of revenues, decreased to 5.5% from 6.7%. Excluding certain items from the first quarter of 2001 and the impact of businesses sold or closed (described below), general and administrative expenses as a percentage of revenue would have been 5.3% of our revenues in the first quarter of 2001. In addition, certain items that were incurred in the first quarter of 2001, but not in 2002, included management fees of $250,000 paid to Caxton-Iseman Capital, Inc. for the quarter ended March 31, 2001, and a $600,000 settlement and $497,000 in legal fees incurred for matters relating to a dispute with a former subcontractor. General and administrative expenses for the quarter ended March 31, 2001 also included costs related to several businesses which were either sold or closed during 2001, including IMC, Center for Information Technology Education ("CITE"), Criminal Investigative Technology, Inc. ("CITI-SIUSS"), DisplayCheck and South Texas Ship Repair ("STSR").

AMORTIZATION

     For the quarter ended March 31, 2002, amortization expenses decreased $1.7 million or 78.4% to $477,000 from $2.2 million for the comparable period in 2001. Amortization as a percentage of revenues decreased to 0.3% from 1.4%. The decrease in amortization expenses was primarily attributable to the implementation of SFAS No. 141 and SFAS No. 142 on January 1, 2002; see footnote 12 to our financial statements included elsewhere in this Quarterly Report for further details.

OPERATING INCOME

     For the quarter ended March 31, 2002, operating income increased $8.4 million or 137.8% to $14.5 million from $6.1 million for the quarter ended March 31, 2001. Operating income as a percentage of revenue increased to 7.5% for the quarter ended March 31, 2002 from 3.8% for the same period in fiscal 2001. Absent the $1.3 million of March 31, 2001 expenses described in the general and administrative expenses section above, assuming the allocation and amortization principles of SFAS No. 141 and SFAS No. 142 had been in effect as of January 1, 2001, and assuming the elimination of our sold or closed operations for the entire quarter ended March 21, 2001, our operating income would have been $10.5 million for the quarter ended March 31, 2001 and our operating margin would have been 6.6%.

INTEREST EXPENSE

     For the quarter ended March 31, 2002, interest expense, net of interest income, increased $469,000, or 6.7% to $7.4 million from $7.0 million for the quarter ended March 31, 2001. The increase in interest expense was due to fees of $1.9 million related to the termination of $30 million of interest rate swap agreements, offset in large part by interest earned on excess funds available from the proceeds of the IPO.

PROVISION FOR INCOME TAXES

     Our effective tax rate for the quarter ended March 31, 2002 was 39.0% compared with a benefit of 21.8% for the quarter ended March 31, 2001, due to a reduction in non-deductible goodwill as a result of the implementation of SFAS No. 141 and SFAS No. 142 as of January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Quarter Ended March 31, 2002

     We used $11.0 million in cash from operations for the quarter ended March 31, 2002. By comparison, we generated $2.4 million in cash from operations for the quarter ended March 31, 2001. The decrease in cash flow from operations was primarily attributable to an increase in contract receivables due to delayed funding from the government. Contract receivables increased $19.0 million for the quarter ended March 31, 2002. Total days sales outstanding increased from 66 days in 2001 to 70 days in 2002. Accounts receivable totaled $150.3 million at March 31, 2002 and represented 44.1% of total assets at that date. Additionally, increases in accounts payable and accrued expenses generated $3.9 million of cash from operations, a 53.7% decrease from 2001. For the quarter ended March 31, 2002, net cash generated by investing activities was $844,000, which was attributable to purchases of property, plant and equipment. Cash used by financing activities was $29.3 million for the quarter ended March 31, 2002.

     On March 15, 2002, the Company completed its IPO, with the sale of 4,687,500 shares of its common stock. The Company's net proceeds were $75.6 million, based on an IPO price of $18.00 per share, after deducting underwriting discounts and commissions of $5.9 million and estimated offering costs and expenses of $2.9 million. The Company used the net proceeds from the IPO to repay: $11.4 million of its debt outstanding under the term loan portion of its credit facility; $39.5 million of debt outstanding under the revolving portion of its credit facility without permanently reducing the Company's borrowing availability under this facility; its $7.5 million principal amount subordinated promissory note held by Azimuth Technologies, L.P., one of the Company's principal stockholders, including $50,000 aggregate principal amount of the Company's subordinated promissory notes held by present members of the Company's management: and $4.4 million of the Company's subordinated notes, relating to accrued interest on the Company's $22.5 million principal amount subordinated convertible promissory note held by Azimuth Tech. II LLC, one of the Company's principal stockholders.
     The remainder of the net proceeds to the Company from the IPO, approximately $12.8 million, was temporarily invested in short-term investment grade securities pending the uses described below. The $12.8 million of short-term investments, together with $16.5 million of the IPO proceeds temporarily used to repay debt under the revolving portion of the Company's credit facility (as mentioned above) which was subsequently reborrowed by the Company, was used to redeem $25.0 million principal amount of its 12% notes on April 15, 2002, and to pay accrued interest of $1.3 million thereon and the associated $3.0 million pre-payment premium. The Company also intends to use an additional $2.5 million of the IPO proceeds temporarily used to repay debt under the revolving portion of its credit facility, to repay in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc., which was acquired by the Company in October 2000. As a result of the permanent reduction of a portion of its debt under the term loan, the Company wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the term loan that was repaid. The write-off of $185,000, net of tax, has been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations. There is a current exposure draft to rescind Statement of Financial Accounting Standard No. 4, ("SFAS No. 4"), Reporting Gains and Losses From Extinguishment of Debt, which is expected to be issued in the second or third quarter of 2002. Upon issuance, the Company would be required to reclassify gains and losses from extinguishment of debt from extraordinary to operations for all periods presented.

     Historically, our primary liquidity requirements have been for debt service under our existing credit facility and 12% notes, and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated cash flow and funds borrowed under our existing credit facility. Our existing credit facility is a six-year line of credit that expires June 23, 2005. The facility consists of a term loan and a revolving line of credit of up to $120.0 million. Borrowings from the revolving line of credit can be made based upon a borrowing base consisting of a portion of our eligible billed and unbilled receivable balances. In addition, the credit facility requires us to meet certain quarterly financial covenants. The key covenants are the leverage ratio, fixed charge coverage ratio and interest coverage ratio. For the period ended March 31, 2002, we complied with all the financial covenants. At March 31, 2002, total debt outstanding under our credit facility was approximately $29.8 million, consisting of $24.0 million in term loans, and $5.8 million outstanding under our revolving credit facility. The total funds available to us under the revolving loan portion of our credit facility as of March 31, 2002 were $112.9 million. However, under certain conditions related to excess annual cash flow, as defined in our credit agreement, and the receipt of proceeds from certain asset sales and debt or equity issuances, the Company is required to prepay, in amounts specified in our credit agreement, borrowings under the term loan. Due to excess cash flows generated during 2001, we made an additional principal payment of $10.7 million under the term loan portion of our credit facility during the quarter ended March 31, 2002. In addition, loans under the credit facility mature on June 23, 2005, and we are scheduled to pay quarterly installments of $950,000 under the term portion until the credit facility matures on June 23, 2005. As of March 31, 2002, we did not have any capital commitments greater than $1.0 million.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business, and the delays in government funding. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

     We have relatively low capital investment requirements. Capital expenditures were $844,000 and $629,000 for the quarters ended March 31, 2002 and 2001, respectively, primarily for leasehold improvements and office equipment. The Company does use operating leases to fund some of its equipment needs, primarily for personal computers. As of March 31, 2002, the Company had equipment worth approximately $14.7 million on lease.

     We intend to, and expect over the next twelve months to be able to, fund our operating cash, capital expenditure and debt service requirements through cash flow from operations and borrowings under our credit facility. Over the longer term, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside our control.

     On April 25, 2002, Standard & Poor's upgraded the Company's credit rating to (BB-) from (B+).

INFLATION

     We do not believe that inflation has had a material effect on our business in the quarter ended March 31, 2002.

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. While the interest rate on the remaining $75 million principal amount of our 12% notes is fixed at 12%, the interest rate on both the term and revolving portions of our credit facilities is affected by changes in market interest rates. We manage these fluctuations in part through interest rate swaps that are currently in place and our focus on reducing the amount of outstanding debt through cash flow. In addition, we have implemented a cash flow management plan focusing on billing and collecting receivables to pay down debt.
     On January 29, 2002, the Company cancelled $30 million of interest swap agreements and recognized losses of $1.9 million of interest expense for the quarter ended March 31, 2002. As of March 31, 2002, the fair value of the Company's interest swap agreements resulted in a net liability of $667,000 and has been included in other current liabilities.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $41,000 and $208,000 for the quarters ended March 31, 2002 and 2001, respectively.

                  PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1.           LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings in the ordinary course of business. On March 8, 2002, the Company received a letter from one of the Company's principal competitors, which is the parent company of one of the Company's subcontractors, claiming that the Company had repudiated its obligation under a subcontract with the subcontractor. The letter alleged that the Company was soliciting employees of the subcontractor in violation of the subcontract and stated that the subcontractor would seek arbitration, injunctive relief and other available remedies. The Company notified the parent company of the subcontractor that the Company believed that it had completely abided by its agreement with the subcontractor and advised that the Company intended to defend itself vigorously against any claims asserted in the letter. The subcontractor filed a complaint and obtained temporary injunctive relief from a Virginia state court for a 60-day period beginning on March 18, 2002 prohibiting the Company from hiring employees of the subcontractor and from declining to issue further work under the subcontract to the subcontractor. The temporary injunction was intended to preserve the status quo between the parties pending a determination of the merits of the subcontractor's claim through arbitration. The subcontractor has also filed a demand for arbitration to which Anteon has filed an answer and counter demand.

     We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Immediately prior to the closing of the initial public offering (the "IPO") of shares of common stock of the Company on March 15, 2002, the $22.5 million principal amount convertible promissory note of the Company held by Azimuth Tech. II LLC, one of our principal stockholders, was converted pursuant to its terms into 4,629,232 shares of Non-Voting Common Stock, par value $0.01 per share, of the Company ("Non-Voting Stock"). Immediately after this and again prior to the closing of the IPO, Anteon International Corporation, a Virginia corporation and a majority-owned subsidiary of the Company ("Anteon Virginia"), merged with and into the Company (the "Merger"), with the Company as the surviving entity of the Merger. Each share of the Company's Class A Voting Common Stock, par value $0.01 per share ("Class A Stock"), Class B Voting Common Stock, par value $0.01 per share ("Class B Stock"), and Non-Voting Stock outstanding prior to the Merger was converted into one share of common stock, par value $0.01 per share ("Common Stock"), of the Company, as the surviving entity of the Merger. Each outstanding share of common stock of Anteon Virginia held by the Company was deemed canceled and retired by virtue of the Merger, and each other share of common stock of Anteon Virginia outstanding prior to the Merger (held by certain of the Company's employees and former employees) was converted in the Merger on a 2-for-1 basis for shares of Common Stock. Following the Merger, the Common Stock is the only class of stock of the Company outstanding, and it is entitled to vote 100% of the voting power of the Company.

(d) In connection with the IPO, the Company issued and sold 4,687,500 shares of Common Stock at a price of $18.00 per share pursuant to a Registration Statement on Form S-1 (Commission File No. 333-75884) which was declared effective, as amended, on March 11, 2002. The offering commenced on March 15, 2002, and all of the shares were sold on the same date. The underwriters were led by Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Credit Suisse First Boston, Lehman Brothers and Merrill Lynch & Co. The net proceeds to the Company from the sale of these shares were $75.6 million, after deducting underwriting discounts and commissions of $5.9 million, and offering costs and expenses of $2.9 million.

           The Company used the net proceeds from the IPO to:

     o repay $11.4 million of its debt outstanding under the term loan portion of its credit facility;

     o repay $39.5 million of debt outstanding under the revolving portion of its credit facility, without permanently reducing the Company's borrowing availability under this facility;

     o repay in full its $7.5 million principal amount subordinated promissory note held by Azimuth Technologies, L.P., one of the
          Company's principal stockholders, including $50,000 aggregate principal amount of the Company's subordinated promissory notes held by present members of the Company's management; and

     o repay $4.4 million of the Company's subordinated notes, relating to accrued interest on the Company's $22.5 million principal amount subordinated convertible promissory note held by Azimuth Tech. II LLC, one of the Company's principal stockholders.

     The remainder of the net proceeds to the Company from the IPO, approximately $12.8 million, was temporarily invested in short-term investment grade securities pending the uses described below. The $12.8 million of short-term investments, together with $16.5 million of the IPO proceeds temporarily used to repay debt under the revolving portion of the Company's credit facility (as mentioned above) which was subsequently reborrowed by the Company, was used to redeem $25.0 million principal amount of its 12% notes on April 15, 2002, and to pay accrued interest of $1.3 million thereon and the associated $3.0 million pre-payment premium. The Company also intends to use an additional $2.5 million of the IPO proceeds temporarily used to repay debt under the revolving portion of its credit facility to repay in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc., which was acquired by the Company in October 2000. Certain members of the Company's management are limited partners and are non-managing members of Azimuth Technologies, L.P. and Azimuth Tech II LLC, respectively.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective February 19, 2002, in connection with preparations for the IPO, by written consent of the then majority voting stockholders of the Company, Azimuth Technologies, L.P. and Georgica (Azimuth Technologies), Inc., the stockholders of the Company approved an amendment to the Amended and Restated Certificate of Incorporation of the Company which increased the authorized shares of common stock of the Company to 37,503,000, and approved a 2,449.95-for-1 split of all the outstanding shares of stock of the Company.

         At an annual meeting of the Company's stockholders held on March 11, 2002, the stockholders ratified the selection by the Company's Board of Directors of Robert A. Ferris, William J. Perry, General Henry Hugh Shelton, USA (ret.), and Thomas J. Tisch to serve as Class 1 Directors (term expiring in
2003), Joseph M. Kampf, Steven M. Lefkowitz and Dr. Paul Kaminski to serve as Class 2 Directors (term expiring in 2004), and Frederick J. Iseman, Thomas M. Cogburn and Gilbert F. Decker to serve as Class 3 Directors (term expiring in
2005) in accordance with the Amended and Restated Certificate of Incorporation that was to be filed upon the Merger of Anteon Virginia with and into the Company. On this matter, 22,820,794 shares were voted in favor, 0 shares were voted against, and 0 shares abstained.

         Effective March 13, 2002, by written consent of the then majority voting stockholders of the Company, Azimuth Technologies, L.P. and Georgica (Azimuth Technologies), Inc., the stockholders of the Company approved the Company's entry into a merger agreement with Anteon Virginia, the filing of a merger certificate (including an amended and restated certificate of incorporation and by-laws attached thereto) in connection therewith, and the merger of Anteon Virginia with and into the Company in accordance with the terms of the merger agreement. The Company's certificate of incorporation as amended and restated increased the aggregate authorized amount of its common shares to 175,000,000 and authorized 15,000,000 shares of preferred stock.


ITEM 5.           OTHER INFORMATION

                  NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.   EXHIBITS

                  Please see Exhibit Index.

                  B.   REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ANTEON INTERNATIONAL CORPORATION


Date:    May 14, 2002                     /s/ Joseph Kampf
----------------------                    --------------------------------------
                                            Joseph Kampf - President and Chief
                                            Executive Officer



Date:    May 14, 2002                     /s/ Carlton B. Crenshaw
----------------------                    --------------------------------------
                                           Carlton B. Crenshaw -  Senior Vice
                                           President and Chief Financial Officer




                                  EXHIBIT INDEX


Exhibit Number                 Description of Documents


       3.1                     Amended and Restated Certificate of Incorporation of Anteon International
                               Corporation.
       3.2                     Certificate of Designations of Series A Preferred Stock of Anteon
                               International Corporation.
       3.3                     Amended and Restated By-laws of Anteon International Corporation.
       4.1                     Fifth Supplemental Indenture, dated July 1, 2001, among Anteon
                               International Corporation and IBJ Whitehall Bank & Trust Company as
                               trustee.
       4.2                     Sixth  Supplemental  Indenture,  dated  March 15,
                               2002, among Anteon International  Corporation and
                               the Bank of New York, as trustee.
       4.3                     Form of Specimen Stock Certificate (incorporated by reference to Exhibit
                               4.7 to Anteon International Corporation's Amendment No. 2 to Form S-1
                               Registration Statement, filed on February 19, 2002 (Commission File No.
                               333-75884)).
       4.4                     Form of Registration Rights Agreement, dated March 11, 2002, among Anteon
                               International Corporation, Azimuth Technologies, L.P., Azimuth Tech. II
                               LLC, Frederick J. Iseman, Joseph M. Kampf and the other parties named therein (incorporated by reference to Exhibit 4.8 to Anteon International
                               Corporation's Amendment No. 1 to Form S-1 Registration Statement, filed on February 5, 2002 (Commission file No. 333-75884)).
       4.5                     Rights Agreement (incorporated by reference to Exhibit 4.1 to Anteon
                               International Corporation's Current Report on Form 8-K, filed on April 5,
                               2002 (Commission File No. 001-31258)).
       10.1                    Amendment No. 6, dated as of February 1, 2002, to the Credit Agreement, dated as of June 23, 1999, among Anteon Corporation, Credit Suisse First
                               Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein
                               (incorporated by reference to Exhibit 10.10 of Anteon International
                               Corporation's Amendment No. 1 to Form S-1 Registration Statement filed on
                               February 5, 2002 (Commission File No. 333-75884)).
       10.2                    Amended and Restated Omnibus Stock Plan.
       10.3                    Form of Stock Option Agreement (incorporated by reference to Exhibit
                               10.17 to Anteon International Corporation's Amendment No. 2 to Form S-1
                               Registration Statement filed on February 19, 2002 (Commission File No.
                               333-75884)).
       10.4                    Letter Agreement between Anteon International Corporation and
                               Caxton-Iseman Capital, Inc., dated as of January 30, 2002, terminating
                               Fee Agreement between such parties dated as of June 1, 1999 (incorporated by reference to Exhibit 10.21 to Anteon International Corporation's
                               Amendment No. 1 to Form S-1 Registration Statement filed on February 5,
                               2002 (Commission File No. 333-75884)).
       10.5                    Form of Retention Agreement (incorporated by reference to Exhibit 10.22 to Anteon International Corporation's Amendment No. 1 to Form S-1
                               Registration Statement filed on February 5, 2002 (Commission File No.
                               333-75884)).