Form 10-Q
period 2002-06-30
ANTEON INTERNATIONAL CORP
filed 2002-08-09
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on August 9, 2002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2002
                  --------------------------------------------
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934


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

               3211 Jermantown Road, Fairfax, Virginia 22030-2801
--------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (703) 246-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not Applicable
 -------------------------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of the close of business on August 5, 2002, there were 34,154,668 outstanding shares of the registrant's common stock, par value $.01 per share.

CONTENTS

                                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  JUNE 30, 2002 AND DECEMBER 31, 2001                                                   1

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001                             2

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND
                  2001                                                                                  3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                                                  5

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                                           21

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           27


PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                                                    28
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                            28
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                      28
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                     28
       ITEM 5.    OTHER INFORMATION                                                                    28
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                     28



                                                    PART I. FINANCIAL INFORMATION

                                    ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)


                                                                                               June 30, 2002         December 31,
                                                                                                (Unaudited)              2001
                                                                                             ------------------     ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                  $      5,340          $     1,930
     Accounts receivable, net                                                                        159,651              131,345
     Prepaid expenses and other current assets                                                         4,372                6,992
     Deferred tax assets, net                                                                            460                4,151
                                                                                             ------------------    -----------------
Total current assets                                                                                 169,823              144,418

Property and equipment, net                                                                           11,614               12,744
Goodwill, net                                                                                        138,619              136,622
Intangible and other assets, net                                                                       8,977               12,867
                                                                                             ------------------    -----------------
Total assets                                                                                    $    329,033          $   306,651
                                                                                             ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term loan, current portion                                                                 $      3,798          $    17,266
     Subordinated notes payable, current portion                                                       2,404                2,268
     Business purchase consideration payable                                                             546                  515
     Accounts payable/Due to related party                                                            44,289               28,628
     Accrued expenses                                                                                 51,559               56,041
     Income tax payable                                                                                3,259                  509
     Other current liabilities                                                                           723                2,889
     Deferred revenue                                                                                  2,698                8,743
                                                                                             ---------------        ----------------
Total current liabilities                                                                            109,276              116,859

Term loan, less current portion                                                                       19,302               29,788
Revolving facility                                                                                     7,900               18,700
Senior subordinated notes payable                                                                     75,000              100,000
Subordinated convertible note payable-related party                                                       --               22,500
Subordinated notes payable-related party                                                                  --                4,369
Subordinated notes payable to stockholders                                                                --                7,499
Noncurrent deferred tax liabilities, net                                                               7,914                9,261
Other long term liabilities                                                                              280                  690
                                                                                             ------------------    -----------------
Total liabilities                                                                                    219,672              309,666

Minority interest in subsidiaries                                                                        146                  427

Stockholders' equity:
     Preferred stock,  $.01 par value 15,000,000 shares  authorized, none issued
     and outstanding as of June 30, 2002                                                                  --                   --
     Common stock, $.01 par value  175,000,000  shares  authorized,  34,050,709
     shares issued and outstanding as of June 30, 2002                                                   341                   --
     Common stock, Class B, voting, $.01 par value, 3,000 shares authorized,  2,450
     shares issued and outstanding as of December 31, 2001                                                --                   --
     Common stock,  Class A, voting,  $.01 par value,  30,000,000 shares  authorized,
     23,784,115 shares issued and outstanding as of December 31, 2001                                     --                  238
     Common stock,  non-voting,  $.01 par value,  7,500,000  shares  authorized,
     none issued and outstanding as of December 31, 2001                                                  --                   --
     Stock subscription receivable                                                                      (12)                 (12)
     Additional paid-in capital                                                                      103,989                2,366
     Accumulated other comprehensive loss                                                              (459)              (1,747)
     Retained earnings (accumulated deficit)                                                           5,356              (4,287)
                                                                                             ------------------    -----------------
Total stockholders' equity (deficit)                                                                  109,215              (3,442)
                                                                                             ------------------    -----------------
Total liabilities and stockholders' equity (deficit)                                            $     329,033         $    306,651
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




                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except share and per share data)


                                                                For the three months ended            For the six months ended

                                                                         June 30,                             June 30,
                                                                    2002             2001              2002              2001


   Revenues                                                  $       201,938  $       188,786  $         394,566  $         351,152
   Costs of revenues                                                 174,674          167,181            341,693            310,335
                                                               -------------    -------------     --------------     --------------
        Gross profit                                                  27,264           21,605             52,873             40,817
                                                               -------------    -------------     --------------     --------------

   Operating expenses:

        General and administrative expenses                           10,766           12,530             21,381             23,435
        Amortization of noncompete agreements                             --              140                 --                349
        Goodwill amortization                                             --            1,446                 --              2,892
        Other intangibles amortization                                   477              560                954              1,106
                                                               -------------    -------------     --------------     --------------
            Total operating expenses                                  11,243           14,676             22,335             27,782
                                                               -------------    -------------     --------------     --------------
             Operating income                                          16,021            6,929             30,538             13,035
   Other income                                                           354              587                360                587
   Interest  expense, net of interest income of $36,000,
   $96,000, $79,000 and $187,000, respectively                          3,421            6,987             10,851             13,948
   Minority interest in earnings (losses) of subsidiaries                   1                4                (8)                  3
                                                                -------------    -------------     --------------     --------------

   Income (loss) before provision for income taxes and
   extraordinary item                                                 12,955              533             20,039              (323)
   Provision for income taxes                                          5,050            1,126              7,815                940
                                                               -------------    -------------     --------------     --------------

   Income (loss) before extraordinary item                             7,905            (593)             12,224            (1,263)
   Extraordinary (loss) gain, net of tax                             (2,396)              330            (2,581)                330
                                                               -------------    -------------     --------------     --------------
   Net income (loss)                                         $         5,509  $         (263)  $           9,643  $           (933)
                                                               =============    =============     ==============     ==============
   Basic earnings (loss) per common share:
        Income (loss) before extraordinary loss              $          0.23  $        (0.02)  $            0.41  $          (0.05)
        Extraordinary income (loss), net of tax                       (0.07)             0.01             (0.09)               0.01
                                                               -------------    -------------     --------------     --------------
        Net income (loss)                                    $          0.16  $        (0.01)  $            0.32  $          (0.04)
                                                               =============    =============     ==============     ==============
   Basic weighted average shares outstanding                      33,891,090       23,919,042         30,030,543         23,909,415
   Diluted earnings (loss) per common share:
        Income (loss) before extraordinary loss              $          0.22  $        (0.02)  $            0.38  $          (0.05)
        Extraordinary income (loss), net of tax                       (0.07)              .01             (0.08)               0.01
                                                               -------------    -------------     --------------     --------------
        Net income (loss)                                    $          0.15  $        (0.01)  $            0.30  $          (0.04)
                                                               =============    =============  =  ==============  =  ==============
   Diluted weighted average shares outstanding                    36,554,219       25,681,774         32,573,390         25,211,689

See accompanying notes to unaudited condensed consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                           For the six months ended June 30,
                                                                                 --------------------------------------------------
                                                                                            2002                      2001
                                                                                     --------------------    ---------------------
OPERATING ACTIVITIES:
      Net income (loss)                                                            $              9,643   $                (933)
      Adjustments  to  reconcile  net  income  (loss)  to net  cash  provided  by operating activities
         Gain on sales of assets and closure of business                                             --                    (587)
         Extraordinary item, before income taxes                                                  4,232                    (519)
         Interest rate swap termination                                                         (1,903)                       --
         Depreciation and amortization of property and equipment                                  2,343                    4,931
         Amortization of noncompete agreements                                                       --                      349
         Goodwill amortization                                                                       --                    2,892
         Other intangibles amortization                                                             954                    1,106
         Amortization of deferred financing fees                                                    612                      599
         Loss on disposals of property and equipment                                                 79                       21
         Deferred income taxes                                                                    1,470                    1,543
         Minority interest in earnings (losses) of subsidiaries                                       8                      (3)
      Changes in assets and liabilities                                                        (16,438)                   13,039
                                                                                     --------------------     ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         1,000                   22,438
                                                                                     --------------------     ---------------------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                         (1,286)                  (1,095)
      Acquisitions, net of cash acquired                                                             --                     (21)
                                                                                     --------------------     ---------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                          (1,286)                  (1,116)
                                                                                     --------------------     ---------------------
FINANCING ACTIVITIES:
      Principal payments on notes payable                                                          (24)                    (119)
      Payment of credit facility amendment fee                                                    (604)                       --
      Principal payments on term loan                                                          (23,953)                  (8,014)
      Proceeds from revolving facility                                                          443,500                  345,500
      Principal payments on revolving facility                                                (454,300)                (354,900)
      Redemption of senior subordinated notes payable                                          (25,000)                       --
      Prepayment premium on senior subordinated notes payable                                   (3,000)                       --
      Proceeds from issuance of common stock, net of expenses                                    78,945                       19
      Principal payments on subordinated notes payable to stockholders                          (7,499)                       --
      Payments on note payable to Ogden                                                                                  (3,212)
      Payments on completion bonus                                                                   --                     (20)
      Payment of subordinated notes payable-related party                                       (4,369)                       --
                                                                                     --------------------     ---------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                              3,696                 (20,746)
                                                                                     --------------------     ---------------------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                                   3,410                      576
      Cash and cash equivalents, beginning of period                                              1,930                    1,434
                                                                                     --------------------     ---------------------

      Cash and cash equivalents, end of period                                     $              5,340   $                2,010
                                                                                     ====================    =====================

Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                                $             13,335   $               10,565
      Income taxes paid (refunds received), net                                                     857                      210
                                                                                     ====================     =====================

See accompanying notes to unaudited condensed consolidated financial statements.


                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


Supplemental disclosure of non-cash investing and financing activities:

     In March 2002, in connection with the Company's initial public offering ("IPO") of shares of its common stock, a $22.5 million principal amount subordinated convertible promissory note of the Company held by Azimuth Tech. II LLC, one of the Company's principal stockholders, was converted pursuant to its terms into 4,629,232 shares of the Company's common stock at a conversion price of $4.86 per share.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       JUNE 30, 2002 AND 2001

(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three and six months ended June 30, 2002 may not be indicative of the results of operations for the year ending December 31, 2002, or any future period. This financial information should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements and footnotes thereto, included in the Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 11, 2002 (Commission File No. 333-75884).

(2)      Organization and Business

     Anteon International Corporation, a Delaware Corporation ("Anteon" or the "Company") (formerly Azimuth Technologies, Inc.), was incorporated on March 15, 1996 for the purpose of acquiring all of the outstanding stock of Ogden Professional Services Corporation, a wholly owned subsidiary of Ogden Technology Services Corporation and an indirectly wholly owned subsidiary of Ogden Corporation (collectively, "Ogden"). Upon completion of the acquisition effective April 22, 1996, Ogden Professional Services Corporation was renamed Anteon Corporation, a Virginia corporation, and later renamed Anteon International Corporation, a Virginia corporation.

     Effective February 19, 2002, the Company increased the aggregate authorized shares of its common stock to 37,503,000 shares, and authorized a 2,449.95 for 1 stock split. All references to the number and per share amounts relating to the Company's common shares have been retroactively restated for the stock split.

     On March 15, 2002, the Company's initial public offering ("IPO") of common stock was completed. Immediately prior to the IPO, the Company entered into a series of reorganization transactions. First, the Company's $22.5 million principal amount subordinated convertible promissory note, held by one of its principal stockholders, was converted according to its terms into shares of non-voting common stock. Second, the Company's majority-owned subsidiary, Anteon International Corporation, a Virginia corporation ("Anteon Virginia"), was merged with and into the Company. The Company was the surviving corporation of the merger. In the merger, all the outstanding shares of the Company's existing classes of stock, including Class A Voting Common Stock, Class B Voting Common Stock and Non-Voting Common Stock, were converted into a single class of common stock. All the stock of Anteon Virginia held by the Company was cancelled and the stock of Anteon Virginia held by certain of the Company's employees and former employees immediately prior to the consummation of the IPO was converted into approximately 625,352 shares of the Company's common stock, constituting approximately 2.15% of the Company's outstanding stock immediately prior to the IPO. In connection with the merger described above, the outstanding stock options of Anteon Virginia were exchanged on a 1-for-2 basis for options of the Company. As a result of the merger, the Company succeeded to Anteon Virginia's obligations under its credit facility, the indenture governing its 12% Senior Subordinated Notes due 2009 (the "12% notes") and its Amended and Restated Omnibus Stock Plan.

     On March 15, 2002, in connection with the merger of Anteon Virginia into the Company, the Company's certificate of incorporation was amended and restated to increase the aggregate authorized number of its shares of common stock to 175,000,000 and to authorize 15,000,000 shares of preferred stock. In connection with the IPO, the Company distributed one preferred share purchase right for each outstanding share of common stock to stockholders of record as of March 15, 2002, and the Company entered into a rights agreement. In general, the rights agreement imposes a significant penalty upon any person or group (subject to certain exceptions) that acquires 15% or more of the Company's outstanding common stock without the approval of the Company's board of directors.

     The  Company  and  its  subsidiaries   provide   professional   information
technology, systems and software development, high technology research and systems integration services primarily to the U.S. government and its agencies.

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

(3)      Sales and Closure of Businesses

         (a)      Sale of CITE

                  On June 29, 2001, the Company sold its Center for Information Technology Education ("CITE") business to a subsidiary of Pinnacle Software Solutions, Inc. for a total purchase price of $100,000, of which $50,000 was paid on the date of closing, with the remainder paid in six equal, monthly payments of approximately $8,300 beginning on August 1, 2001. CITE provided evening and weekend training for individuals to attain certification in Oracle developer and Java. Revenues generated by CITE were approximately $805,000 and $1.4 million for the three and six months ended June 30, 2001, respectively. Operating losses were approximately $835,000 and $905,000 for the three and six months ended June 30, 2001, respectively.

         (b)      Closure of CITI-SIUSS LLC

                  During 1999, the Company and Criminal Investigative Technology, Inc. ("CITI") entered into a joint venture ("CITI-SIUSS LLC"), formerly known as Anteon-CITI LLC (the "Venture"). The Venture developed and marketed certain investigative support products and services. On June 22, 2001, the Company decided to cease the software development operations of the Venture but to continue to support existing customers. The Company decided to close the business because it concluded that the Venture was not likely to establish a self-supporting business without significant capital contributions. Revenues generated by the Venture were approximately $728,000 and $834,000 for the three and six months ended June 30, 2001, respectively. Operating losses were approximately $1.2 million and $2.6 million for the three and six months ended June 30, 2001, respectively. The Venture was obligated to provide maintenance and support services on existing contracts through June 30, 2002.

                  Subsequent to the decision to close the Venture, the Company was approached by several prospective customers about potential sales opportunities. Through June 30, 2002, none of these opportunities have resulted in sales, and management does not intend to make further investments in the software.

          (c)  Sale of Interactive Media Corporation

                  On July 20, 2001, the Company sold all of the stock in Interactive Media Corporation ("IMC") for $13.5 million in cash, subject to adjustment based on the amount of working capital (as defined in the sale agreement) as of the date of sale. In addition, the Company had a contingent right to receive an additional $500,000 in cash based on IMC's performance from the date of closing through the end of calendar year 2001. The Company did not realize any amounts under this contingent right provision of the sale agreement. Prior to the sale, IMC transferred to the Company the assets of the government division of IMC, which specializes in training services primarily to the government marketplace. Accordingly, at the date of sale, IMC provided training services to customers primarily in the commercial marketplace. For the commercial division, revenues were approximately $5.2 million and $10.8 million for the three and six months ended June 30, 2001, respectively. Operating income (loss) was approximately $(102,000) and $257,000 for the three and six months ended June 30, 2001, respectively. The total gain recognized on the sale of IMC during the third quarter of 2001 was approximately $3.5 million, which reflected the Company's best estimate of the ultimate outcome of the working capital adjustment discussed above. With respect to the working capital adjustment, the Company had reserved approximately $550,000 of the gain on the sale at the time of closing. Subsequently, the Company reached an agreement with the purchaser of IMC to settle the adjustment in the amount of $475,000 as a result of working capital deficiencies at the closing of the transaction. The Company paid this amount to the purchaser on June 14, 2002. The remaining $75,000 reserve relates to a retention bonus for a key employee of IMC.

          (d)  Closure of South Texas Ship Repair

                  On December 19, 2001, the Company decided to close the South Texas Ship Repair ("STSR") business, which was acquired as part of the Sherikon acquisition in October 2000. STSR specialized in the repair of ships for both government and commercial customers. Revenues were approximately $1.8 million and $2.5 million, and operating losses were approximately $217,000 and $244,000 for the three and six months ended June 30, 2001, respectively. The remaining expected costs of fulfilling STSR's existing contracts of approximately $310,000 have been accrued at June 30, 2002.

(4)      Use of Proceeds from Initial Public Offering

     The net proceeds to the Company from the sale of 4,687,500 shares of common stock in the Company's IPO was $75.5 million, based on an initial public offering price of $18.00 per share, after deducting underwriting discounts and commissions of $5.9 million and offering costs and expenses of $3.1 million.

The Company used the net proceeds from the IPO to:

               o repay $11.4 million of its debt outstanding under the term loan portion of its credit facility;

               o temporarily paid down $39.5 million on its revolving line of credit on March 15, 2002; the revolving line of credit was subsequently increased on April 15, 2002 to pay $25.0 million in senior subordinated notes, plus $3.0 million in prepayment premium, plus $1.3 million in accrued interest; without permanently reducing the Company's borrowing availability under this facility;

               o redeem $25.0 million principal amount of its 12% notes on April 15, 2002, and to pay accrued interest of $1.3 million thereon and the associated $3.0 million prepayment premium; (pending the permanent use of such net proceeds, the Company used such funds to temporarily reduce the revolving portion of its credit facility)

               o repay in full its $7.5 million principal amount subordinated promissory note held by Azimuth Technologies, L.P., one of the Company's principal stockholders, including $50,000 aggregate principal amount of the Company's subordinated promissory notes held by present members of the Company's management; and

               o repay $4.4 million of the Company's subordinated notes, relating to accrued interest on the Company's $22.5 million principal amount subordinated convertible promissory note held by Azimuth Tech. II LLC, one of the Company's principal stockholders.

     The remainder of the net proceeds to the Company from the IPO, approximately $12.7 million, was temporarily invested in short-term investment grade securities and subsequently liquidated and used to repay amounts outstanding under the Company's revolving portion of its credit facility. The Company also intends to use $2.5 million of the IPO proceeds temporarily used to repay debt under the revolving portion of its credit facility to repay in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc., which was acquired by the Company in October 2000. As a result of the permanent reduction of a portion of its debt under the term loan, the Company wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the term loan that was repaid. The write-off of $185,000, net of tax, has been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations. In addition, as a result of the redemption of the $25.0 million principal amount of the Company's 12% notes, the Company incurred a $3.0 million prepayment premium and wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the 12% notes that were repaid. The prepayment premium and write-off of deferred financing fees, totaling $2.4 million, net of tax, have been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2002.

     For the six months ended June 30, 2002, the Company incurred approximately $604,000 in expenses related to obtaining an amendment to the Company's credit facility. These expenses have been capitalized as additional deferred financing fees and are being amortized over the remaining term of the credit facility.

(5)      Acquisition of the Training Division of SIGCOM, Inc.

     On July 20, 2001, the Company acquired the assets, contracts and personnel of the training division of SIGCOM, Inc. ("SIGCOM"). The principal business of SIGCOM's training division is the design, construction, instrumentation, training and maintenance of simulated live-fire training facilities to help acclimate members of the armed forces to combat conditions for mobile operations on urban terrain. The Company's primary reason for acquiring SIGCOM was the significant capabilities of SIGCOM that will augment the Company's U.S. homeland defense training capabilities. The total purchase price was $11.0 million, including $409,000 of transaction costs, of which $10.0 million was paid in cash to the seller and $1.0 million of which was placed in escrow to secure the seller's obligations to indemnify the Company for certain potential liabilities which were not assumed. Transaction costs included a $100,000 fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The Company allocated approximately $4.1 million of the purchase price to accounts receivable, approximately $1.5 million to acquired accounts payable and accrued liabilities, and $440,000 of the purchase price to an intangible asset related to contract backlog, continues to be amortized over a two-year period, in accordance with SFAS No. 142. Approximately $8.1 million has been allocated to tax deductible goodwill arising from the acquisition, which, in accordance with SFAS No. 141 and 142, is not being amortized (see note 12).

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


                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                                    2001                         2001
                                                        --------------------------- -----------------------------

Total revenues                                            $                192,685     $                358,391
Total expenses                                                             193,184                      359,336
                                                        --------------------------   --------------------------

Loss before extraordinary item                            $                  (499)     $                  (945)
Extraordinary gain net of tax                                                  330                          330
                                                          ------------------------     ------------------------
Net loss                                                                     (169)                        (615)
                                                        ==========================   ==========================
Basic loss per common share                               $                 (0.01)     $                 (0.03)
                                                        --------------------------   --------------------------
Diluted loss per common share                             $                 (0.01)     $                 (0.02)
                                                        ==========================   ==========================

(6)      Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended June 30, 2002 and 2001 was approximately $5.5 million and $527,000. Comprehensive income (loss) for the six months ended June 30, 2002 and 2001 was approximately, $8.4 million and $(138,000), respectively. Other comprehensive income (loss) for the three months ended June 30, 2002 and 2001 includes foreign currency translation losses of approximately $27,000, and $20,000, respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $4,000 and $113,000, net of tax. Comprehensive income (loss) for the six months ended June 30, 2002 and 2001, includes foreign currency translation gains (losses) of approximately $6,000 and $(76,000), respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $1.3 million and $(486,000), net of tax. For the six months ended June 30, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the six months ended June 30, 2002 includes losses of $1.9 million associated with these cancellations. Prior to cancellation, losses associated with these interest rate swap agreements were recorded as a component of accumulated other comprehensive loss.

(7)      Computation of Earnings Per Share

                                                                            For the three months ended
                                                                                   June 30, 2002

                                                           Income             Weighted average shares           Per Share
                                                         (Numerator)               (Denominator)                 Amount
                                                         -----------               -------------                 ------
                                                                  (in thousands, except share and per share data)

    Basic earnings per share:
    Income before extraordinary item                   $            7,905                  33,891,090        $              0.23
    Extraordinary loss, net of tax                                 (2,396)                 33,891,090                      (0.07)
                                                  ------------------------                              -------------------------
    Net income                                         $            5,509                  33,891,090        $              0.16
                                                  =======================                               ========================
    Stock options                                                       --                  2,663,129                         --
    Diluted earnings per share:
    Income before extraordinary item                   $            7,905                  36,554,219        $              0.22
    Extraordinary loss, net of tax                                 (2,396)                 36,554,219                      (0.07)
                                                  ------------------------                              -------------------------
    Net income                                         $            5,509                  36,554,219        $              0.15
                                                  =======================                               ========================



                                                                            For the three months ended
                                                                                   June 30, 2001

                                                           Income             Weighted average shares           Per Share
                                                         (Numerator)               (Denominator)                 Amount
                                                         -----------               -------------                 ------
                                                                  (in thousands, except share and per share data)

    Basic earnings per share:
    Loss before extraordinary item                     $             (593)                 23,919,042        $            (0.02)
    Extraordinary gain, net of tax                                    330                  23,919,042                      0.01
                                                  -----------------------                               -----------------------
    Net loss                                           $             (263)                 23,919,042        $            (0.01)
                                                  ========================                              ========================
    Stock options                                                       --                  1,762,732                         --
    Diluted earnings per share:
    Loss before extraordinary item                     $             (593)                 25,681,774        $            (0.02)
    Extraordinary gain, net of tax                                    330                  25,681,774                      0.01
                                                  -----------------------                               -----------------------
    Net loss                                           $             (263)                 25,681,774        $            (0.01)
                                                  ========================                              ========================





                                                                             For the six months ended
                                                                                   June 30, 2002

                                                           Income             Weighted average shares           Per Share
                                                         (Numerator)               (Denominator)                 Amount
                                                         -----------               -------------                 ------
                                                                  (in thousands, except share and per share data)

    Basic earnings per share:
    Income before extraordinary item                   $           12,224                  30,030,543        $              0.41
    Extraordinary loss, net of tax                                 (2,581)                 30,030,543                      (0.09)
                                                  ------------------------                              -------------------------
    Net income                                         $            9,643                  30,030,543        $              0.32
                                                  =======================                               ========================
    Stock options                                                      --                   2,542,847                         --
    Diluted earnings per share:
    Income before extraordinary item                   $           12,224                  32,573,390        $              0.38
    Extraordinary loss                                             (2,581)                 32,573,390                      (0.08)
                                                  ------------------------                              -------------------------
    Net income, net of tax                             $            9,643                  32,573,390        $              0.30
                                                  =======================                               ========================



                                                                             For the six months ended
                                                                                   June 30, 2001

                                                           Income             Weighted average shares           Per Share
                                                         (Numerator)               (Denominator)                 Amount
                                                         -----------               -------------                 ------
                                                                  (in thousands, except share and per share data)

    Basic earnings per share:
    Loss before extraordinary item                     $           (1,263)                 23,909,415        $            (0.05)
    Extraordinary gain, net of tax                                    330                  23,909,415                      0.01
                                                  -----------------------                               -----------------------
    Net loss                                           $             (933)                 23,909,415        $            (0.04)
                                                  ========================                              ========================
    Stock options                                                      --                   1,302,274                        --
    Diluted earnings per share:
    Loss before extraordinary item                     $           (1,263)                 25,211,689        $            (0.05)
    Extraordinary gain, net of tax                                    330                  25,211,689                      0.01
                                                  -----------------------                               -----------------------
    Net loss                                           $             (933)                 25,211,689        $            (0.04)
                                                  ========================                              ========================

(8)      Domestic Subsidiaries Summarized Financial Information


         Under the terms of the 12% notes and the Company's credit facility, the Company's 100 percent-owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the 12% notes and the Company's credit facility. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's Non-Guarantor Subsidiaries and for the Company.



                                                                              As of June 30, 2002
                                               -------------------------------------------------------------------------------------

                                                                                                                      Consolidated
Unaudited Condensed Consolidated                     Anteon                                                              Anteon
Balance Sheets                                   International      Guarantor     Non-Guarantor       Elimination     International
                                                  Corporation     Subsidiaries     Subsidiaries         Entries        Corporation
                                                  -----------     ------------     ------------         -------        -----------
                                                                                    (in thousands)

Cash and cash equivalents                     $           456   $       3,951      $       933         $         --     $     5,340
Accounts receivable, net                                   --         159,001              650                   --         159,651
Other current assets                                    1,237           3,565               30                   --           4,832
Property and equipment, net                             1,476          10,008              130                   --          11,614
Due from parent                                      (19,464)          19,937            (473)                   --              --
Investments in and advances to subsidiaries            23,898         (1,130)               --             (22,768)              --
Goodwill, net                                          94,946          43,673               --                 --           138,619
Intangible and other assets, net                       67,265           1,522              190             (60,000)           8,977
                                                -------------      ------------   -------------          -----------     -----------

Total assets                                 $       169,814    $      240,527     $     1,460         $   (82,768)     $    329,033
                                                =============      ============   =============          ===========     ===========


Indebtedness                                 $        108,405   $      60,545      $        --         $   (60,000)     $   108,950
Accounts payable                                          292          43,865              132                   --          44,289
Accrued expenses and other current
  liabilities                                           1,652          53,444              445                   --          55,541
Deferred revenue                                           --           2,447              251                   --           2,698
Other long-term liabilities                                --           8,194               --                   --           8,194
                                                -------------       -----------   -------------          -----------      ----------

Total liabilities                                     110,349         168,495              828             (60,000)         219,672

Minority interest in subsidiaries                          --              --              146                   --             146
Total stockholders' equity (deficit)                   59,465          72,032              486             (22,768)         109,215
                                                -------------       -----------   -------------          -----------      ----------

Total  liabilities and  stockholders'  equity
  (deficit)                                   $      169,814    $     240,527      $     1,460         $   (82,768)     $   329,033
                                                 =============      ===========   =============          ===========      ==========





                                                                       For the six months ended June 30, 2002
                                               -------------------------------------------------------------------------------------
 Unaudited Condensed Consolidated
 Statements of Operations

                                                                                                                     Consolidated
                                                     Anteon                                                             Anteon
                                                International      Guarantor        Non-Guarantor      Elimination   International
                                                Corporation       Subsidiaries       Subsidiaries        Entries      Corporation
                                               ---------------    --------------   ----------------- -------------  ----------------
                                                                                   (in thousands)

Revenues                                   $            --    $      396,518   $           2,826  $       (4,778) $         394,566
Costs of revenues                                       20           343,861               2,590          (4,778)           341,693
                                               -----------       -----------      --------------      -----------    --------------

Gross profit (loss)                                   (20)            52,657                 236               --            52,873
Total operating expenses                               994            23,852                 184          (2,695)            22,335
                                               -----------       -----------      --------------      -----------    --------------

Operating income (loss)                            (1,014)            28,805                  52            2,695            30,538
Other income (loss)                                  2,703               352                  --          (2,695)               360
Interest expense (income), net                       8,492             2,369                (10)               --            10,851
Minority    interest    in    losses    of
  subsidiaries                                          --                --                 (8)               --               (8)
                                               -----------       -----------      --------------      -----------    --------------

Income (loss) before  provision for income
  taxes and extraordinary loss                     (6,803)            26,788                  54               --            20,039
Provision for (benefit from)  income taxes         (2,653)            10,445                  23               --             7,815
                                               -----------       -----------      --------------      -----------    --------------

Income (loss) before extraordinary loss            (4,150)            16,343                  31               --            12,224
Extraordinary loss, net of tax                     (2,581)                --                  --               --           (2,581)
                                               -----------       -----------      --------------      -----------    --------------
Net income (loss)                          $       (6,731)    $       16,343   $              31  $            -- $           9,643
                                               ===========       ===========      ==============      ===========    ==============




                                                                           For the six months ended June 30, 2002
                                                        ----------------------------------------------------------------------------
Unaudited Condensed  Consolidated  Statements of Cash                                                                 Consolidated
Flows                                                        Anteon                                                      Anteon
                                                         International         Guarantor         Non-Guarantor        International
                                                          Corporation        Subsidiaries        Subsidiaries          Corporation
                                                        -----------------  -----------------  -------------------   ----------------
                                                                                       (in thousands)
Operating Activities:
Net income (loss)                                     $         (6,731)  $          16,343  $               31   $           9,643
Adjustments  to  reconcile  net income  (loss) to net
  cash provided by (used for) operating activities:
  Extraordinary item, before income taxes                         4,232                 --                  --               4,232
  Loss on disposals of property and equipment                        --                 79                  --                  79
  Interest rate swap termination                                (1,903)                 --                  --             (1,903)
  Depreciation and amortization of property and
     equipment                                                      377              1,935                  31               2,343
  Other intangibles amortization                                    844                110                  --                 954
  Amortization of deferred financing fees                           612                 --                  --                 612
  Deferred income taxes                                           2,537            (1,067)                  --               1,470
  Minority interest in earnings of subsidiaries                      --                 --                   8                   8
  Changes in assets and liabilities                             (6,555)          (10, 531)                 648            (16,438)
                                                         --------------    ---------------      ----------------      --------------
  Net cash provided by (used   for) operating activities        (6,587)              6,869                 718               1,000
                                                         --------------    ---------------      ----------------      --------------

  Investing activities:
  Purchases of property, equipment and other assets                (24)            (1,226)                (36)             (1,286)
                                                        ---------------    ---------------    ----------------      --------------
  Net cash used for investing activities                           (24)            (1,226)                (36)             (1,286)
                                                        ---------------    ---------------    ----------------      --------------

Financing activities:
  Principal payments on notes payable                                --               (24)                  --                (24)
  Payment of credit facility amendment fee                        (604)                 --                  --               (604)
  Principal payments on term loan                              (23,953)                 --                  --            (23,953)
  Proceeds from revolving facility                              443,500                 --                  --             443,500
  Principal payments on revolving facility                    (454,300)                 --                  --           (454,300)
  Redemption of senior subordinated notes payable              (25,000)                 --                  --            (25,000)
  Prepayment premium on senior subordinated notes
  payable                                                       (3,000)                 --                  --             (3,000)
  Proceeds from issuance of common stock, net of
      expenses                                                   78,945                 --                  --              78,945
  Principal payments on subordinated notes payable
     to stockholders                                            (7,499)                 --                  --             (7,499)
  Payment of subordinated notes payable-related
     party                                                      (4,369)                 --                  --             (4,369)
                                                        ---------------    ---------------    ----------------      --------------
Net cash provided by (used for) financing activities              3,720               (24)                  --               3,696
                                                        ---------------    ---------------    ----------------      --------------

Net increase (decrease) in cash and cash equivalents            (2,891)              5,619                 682               3,410
Cash and cash equivalents, beginning of period                    3,348            (1,669)                 251               1,930
                                                        ---------------    ---------------    ----------------      --------------
Cash and cash equivalents, end of period              $             457  $           3,950  $              933   $           5,340
                                                        ===============    ===============    ================      ==============



                                                                        For the six months ended June 30, 2001
                                                                                                                       Consolidated
Unaudited Condensed Consolidated Statements        Anteon                                                                 Anteon
  of Operations                                International      Guarantor        Non-Guarantor       Elimination     International
                                                Corporation      Subsidiaries       Subsidiaries         Entries        Corporation
                                               ---------------   --------------   -----------------    -------------  --------------
                                                                                    (in thousands)

Revenues                                     $            --  $         347,949  $            4,385  $       (1,182)  $     351,152
Costs of revenues                                         --            307,769               3,748          (1,182)        310,335
                                               ---------------    ---------------   -----------------    -------------   -----------

Gross profit                                              --             40,180                 637               --         40,817
Total operating expenses                               3,313             24,004                 465               --         27,782
                                               ---------------    ---------------   -----------------    -------------   -----------

Operating income (loss)                              (3,313)             16,176                 172               --         13,035
Other income                                              --                587                  --                             587
Interest expense (income), net                        10,196              3,760                 (8)               --         13,948
Minority  interest in  earnings  (losses) of
  subsidiaries                                           (2)                 32                (27)               --              3
                                               ---------------    ---------------   -----------------    -------------   -----------

Income  (loss)  before  provision for income
  taxes and extraordinary item                      (13,511)             13,035                 153               --          (323)
Provision for (benefit from) income taxes            (4,849)              5,737                  52               --            940
                                               -------------      -------------     ---------------      -----------     ----------

Income (loss) before extraordinary item              (8,662)              7,298                 101               --        (1,263)
Extraordinary gain, net of tax                           330                 --                  --               --            330
                                               -------------      -------------     ---------------      -----------     ----------
Net income (loss)                            $       (8,332)  $           7,298  $              101  $            --  $       (933)
                                               =============  =   =============     ===============      ===========     ==========







                                                                                For the six months ended June 30, 2001

                                                                                                                       Consolidated
Unaudited Condensed Consolidated Statements of Cash Flows      Anteon                                                     Anteon
                                                           International        Guarantor         Non-Guarantor        International
                                                            Corporation        Subsidiaries        Subsidiaries        Corporation
                                                           ---------------    ---------------   -------------------   --------------
                                                                                              (in thousands)
Operating activities:
Net income (loss)                                            $     (8,332)      $       7,298      $        101      $      (933)
   Adjustments  to reconcile  net income  (loss) to net cash
   provided by operating activities
   Loss on disposals of property and equipment                          --                 21                --                21
   Extraordinary item, before income taxes                           (519)                 --                --             (519)
   Depreciation and amortization of property and equipment             498              4,416                17             4,931
   Gain on sales of assets and closure of business                      --              (587)                --             (587)
   Goodwill amortization                                             2,207                685                --             2,892
   Other intangibles amortization                                    1,106                 --                --             1,106
   Noncompete amortization                                              --                349                --               349
   Amortization of deferred financing fees                             599                 --                --               599
   Deferred income taxes                                                --              1,543                --             1,543
   Minority interest in earnings (losses) of subsidiaries                2               (32)                27               (3)
   Changes in assets and liabilities                                25,285           (12,232)              (14)            13,039
                                                                -----------    -  -------------       -------------    ------------
Net cash provided by operating activities                           20,846              1,461               131            22,438
                                                                -----------    -  -------------       -------------    ------------

Investing activities:
  Purchases of property equipment and other assets                   (216)              (800)              (79)           (1,095)
  Inter-company transfers                                            (337)                120               217                --
  Acquisitions, net of cash acquired                                  (21)                 --                --              (21)
                                                                -----------       -------------       -------------    -------------
  Net cash provided by (used for) investing activities               (574)              (680)               138           (1,116)
                                                                -----------       -------------       -------------    -------------

Financing activities:
  Principal payments on notes payable                                   --              (119)                --             (119)
   Proceeds from revolving  facility                               345,500                 --                --           345,500
   Principal payments on revolving facility                      (354,900)                 --                --         (354,900)
   Principal payments on term loan                                 (8,014)                 --                --           (8,014)
  Proceeds from issuance of common stock, net of expenses               19                 --                --                19
  Payments on completion bonus                                          --               (20)                --              (20)
  Payments on note payable to Ogden                                (3,212)                 --                --           (3,212)
                                                                -----------       -------------       -------------    ------------
                                                                -----------       -------------       -------------    ------------
  Net cash used for financing activities                          (20,607)              (139)                --          (20,746)
                                                                -----------       -------------       -------------    ------------
Net increase (decrease) in cash and cash equivalents                 (335)                642               269               576
Cash and cash equivalents, beginning of year                           844                491                99             1,434
                                                                -----------       -------------       -------------    ------------
                                                                -----------       -------------       -------------    ------------
Cash and cash equivalents, at end of year                    $         509      $       1,133      $        368      $      2,010
                                                                ===========       =============       =============    ============

(9)

Segment Information

     Based on the Company's organization through July 20, 2001, the Company reported two business segments: the Company's government contracting business and the Company's commercial, custom training and performance solutions group (collectively, "IMC", which was sold by the Company during the third quarter of fiscal 2001). Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of the Company with Vector Data Systems, Inc., Techmatics, Inc., Analysis & Technology, Inc., Sherikon, Inc. and SIGCOM. Prior acquisitions that have been integrated into the Company's government contracting business. The amounts shown below reflect both IMC Commercial, the unit sold on July 20, 2001, and IMC Government. Immediately prior to the sale of IMC Commercial, the Company integrated the IMC Government unit into the government contracting business.

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



                                                 As of and for the Six Months Ended
                                                            June 30, 2001
                                                       (amounts in thousands)

                                                        Government        Interactive Media
                                                        Contracting                              Eliminations        Consolidated
                                                     ------------------  -------------------   ----------------    -----------------

Total assets                                          $       309,503       $        5,680       $           --     $       315,183
                                                     ==================  ===================   ================    =================

Sales to unaffiliated customers                               334,736               16,416                   --             351,152
Intersegment sales                                                 36                   15                 (51)                  --
                                                     ------------------  -------------------   ----------------    ----------------
Total revenues                                        $       334,772       $       16,431       $         (51)     $       351,152

Operating income                                               12,276                  759                  --               13,035
    Other Income                                                                                                                587
    Minority interest in earnings of subsidiaries                                                                                 3
    Interest expense, net                                                                                                    13,948
                                                                                                                   -----------------
                                                                                                                   -----------------
    Loss before provision for income taxes and                                                                                (323)
extraordinary item
    Provision for income taxes                                                                                                  940
                                                                                                                    ----------------

Loss before extraordinary item                                                                                              (1,263)
    Extraordinary gain, net of tax                                                                                              330
                                                                                                                    ----------------
    Net loss                                                                                                      $           (933)
                                                                                                                    ================





                                                                      As of and for the Three Months Ended June 30, 2001
                                                                                    (amounts in thousands)

                                                            Government
                                                           Contracting       Interactive Media      Eliminations       Consolidated
                                                         -----------------  -------------------    ----------------   --------------

Total assets                                            $       309,503       $         5,680        $          --   $      315,183
                                                         =================  ===================    ================   ==============

Sales to unaffiliated customers                                   180,663               8,123                   --          188,786
Intersegment sales                                                      9                  --                  (9)               --
                                                        ------------------  -------------------    ----------------    -------------
Total revenues                                          $         180,672     $         8,123        $         (9)   $      188,786

Operating income                                                    6,809                 120                   --            6,929
    Other Income                                                                                                                587
    Minority interest in earnings of subsidiaries                                                                                 4
    Interest expense, net                                                                                                     6,987
                                                                                                                       -------------
                                                                                                                       -------------
    Income before provision for income taxes                                                                                    533
and extraordinary item
    Provision for income taxes                                                                                                1,126
                                                                                                                       -------------

Loss before extraordinary item                                                                                                (593)
    Extraordinary gain, net of tax                                                                                              330
                                                                                                                       -------------
    Net loss                                                                                                       $          (263)
                                                                                                                       =============


     For the three and six months ended June 30, 2002, the Company reports one aggregated segment, delivering a broad array of information technology and systems engineering and integration services under contracts with the U.S. Government. No single customer or individual contract accounted for 10% or more of the Company's accounts receivable or revenues for the period ended June 30, 2002. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States as of June 30, 2002.

(10)     Interest Rate Swap Agreements

     For the six months ended June 30, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the six months ended June 30, 2002 includes losses of $1.9 million associated with these cancellations.

     Over the next twelve months, the Company does not expect to record any additional losses related to the remaining interest rate swaps that are to be reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of June 30, 2002, the fair value of the Company's interest rate swap agreements resulted in a net liability of $674,000 and has been included in other current liabilities.

(11)     Legal Proceedings

     The Company is involved in various legal proceedings in the ordinary course of business. On March 8, 2002, the Company received a letter from one of the Company's principal competitors, which is the parent company of one of the Company's subcontractors, claiming that the Company had repudiated its obligation under a subcontract with the subcontractor. The letter also alleged that the Company was soliciting employees of the subcontractor in violation of the subcontract and stated that the subcontractor would seek arbitration, injunctive relief and other available remedies. The Company notified the parent company of the subcontractor that the Company believed that it had completely abided by its agreement with the subcontractor and advised that the Company intended to defend itself vigorously against any claims asserted in the letter. The subcontractor has filed a demand for arbitration to which Anteon has filed an answer and counter demand.

     The parties have agreed to stipulate to a continuation during the arbitration proceeding of the substance of a previously issued temporary injunction, with certain modifications. The parties are engaged in written and oral discovery with the commencement of the arbitration hearing scheduled for September 9, 2002.

     We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

(12)     Goodwill and Intangible Assets

     In June, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption (see New Accounting Pronouncements, below).

     The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as of January 1, 2002, except for acquisitions, which occurred after June 30, 2001, for which the provisions of SFAS No. 141 and SFAS No. 142 are applicable. As of January 1, 2002, the Company reclassified approximately $1.9 million of intangible assets associated with an acquired employee workforce from intangible assets to goodwill, which in accordance with SFAS No. 142, are no longer separately identifiable from goodwill. As of June 30, 2002, the Company has approximately $8.5 million of intangible assets ($3.7 million net of accumulated amortization) related to contract backlog intangible assets, which are being amortized straight-line over periods of up to 5 years.

     Upon  adoption  of  SFAS  No.  142,  the  Company  evaluated  its  existing intangible assets and goodwill that were acquired in purchase business combinations, and made any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company also reassessed the useful lives and residual values of all intangible assets acquired, and made any necessary amortization period adjustments as of March 31, 2002. If an intangible asset was identified as having an indefinite useful life, the Company tested the intangible asset for impairment in accordance with the provisions of SFAS No. 142 as of March 31, 2002. No impairments were recognized as a result of these tests.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units as of January 1, 2002. The Company determined the estimated fair value of each reporting unit and compared it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units' fair value was less than the carrying value was noted. In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit, an indication would exist that a reporting unit's goodwill may be impaired, and the Company would be required to perform the second step of the transitional impairment test. The second step would be required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would be recognized immediately as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operation.

     Had the amortization provisions of SFAS No. 142 been applied as of January 1, 2001 for all of the Company's acquisitions, the Company's income (loss) before extraordinary gain, net income (loss) and earnings (loss) per common share would have been as follows (unaudited) (in thousands, except per share data):

                                                                            Three months ended             Six months ended
                                                                              June 30, 2001                  June 30, 2001
                                                                              -------------                  -------------

             Loss before extraordinary item                         $                      (593)   $                   (1,263)
             Add back:  Goodwill amortization                                              1,706                         2,892
             Add back:  Workforce amortization                                               160                           272
                                                                          ----------------------        ----------------------
             Adjusted income before extraordinary item              $                      1,129   $                     1,509
                                                                          ----------------------        ----------------------
             Adjusted net income                                    $                      1,459   $                     1,839
                                                                          ----------------------        ----------------------

             Basic earning per share:
                 Loss before extraordinary item                     $                     (0.02)   $                    (0.05)
                 Goodwill amortization                                                      0.07                          0.11
                 Workforce amortization                                                       --                            --
                                                                          ----------------------        ----------------------
                 Adjusted income before extraordinary item          $                       0.05   $                      0.06
                                                                          ----------------------        ----------------------
                 Adjusted net income                                $                       0.06   $                      0.08
                                                                          ----------------------        ----------------------

             Diluted earnings per share:
                 Loss before extraordinary item                     $                     (0.02)   $                    (0.05)
                 Goodwill amortization                                                      0.06                          0.10
                 Workforce amortization                                                       --                          0.01
                                                                          ----------------------        ----------------------
                 Adjusted income before extraordinary item          $                       0.04   $                      0.06
                                                                          ----------------------        ----------------------
                 Adjusted  net income                               $                       0.06   $                      0.07
                                                                          ----------------------        ----------------------


(13)     New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 retains the requirements of SFAS No. 121 to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope, which is now addressed in accordance with SFAS No. 142. The Company adopted SFAS No. 144 as of January 1, 2002, with no impact on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement 145 ("SFAS No. 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement 13, and Technical Corrections. SFAS No. 145 addresses the reporting of gains and losses from extinguishment of debt. SFAS No. 145 rescinded FASB Statements 4 and 64. Under the new standard, only gains and losses from extinguishments meeting the criteria of Accounting Principles Board Opinion No. 30 would be classified as extraordinary items. Thus, gains or losses arising from extinguishments of debt that are part of the Company's recurring operations would not be reported as extraordinary items. Upon adoption, previously reported extraordinary gains or losses not meeting the requirements for classification as such in accordance with Accounting Principles Board Opinion No. 30 would be required to be reclassified for all periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS No. 145 as of January 1, 2003.

(14)      Senior Subordinated Notes

     In connection with the Company's IPO, on April 15, 2002 the Company redeemed $25.0 million of the outstanding principal amount of its 12% senior subordinated notes due in 2009. The redemption payment of $29.3 million included a $3.0 million pre-payment premium and $1.3 million in accrued interest through the date of redemption. In addition, the Company wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the 12% notes that were repaid. The $3.0 million prepayment premium and write-off of the deferred financing fees totaling $2.4 million, net of tax, have been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our Company's actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology like "may", "will", "should", "expects", "plans", "projects", anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Such forward-looking statements include, but are not limited to, funded backlog, estimated contract value, our expectations regarding the federal government's procurement budgets and reliance on outsourcing of services, and our financial condition and liquidity, as well as future cash flows and earnings.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results and do not intend to do so. These statements are only predictions. Actual events or results may differ materially. The factors that could cause actual results to differ materially include the following: the integration of acquisitions without disruption to our other business activities; changes in general economic and business conditions; changes in federal government procurement laws, regulations, policies, and budgets; the number and type of contracts and task orders awarded to us; technological changes; our ability to attract and retain qualified personnel; competition; our ability to retain our contracts during any rebidding process, and the other factors outlined in "Risk Factors" included in our Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on March 11, 2002.

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

     We currently serve over six hundred U.S federal government clients, as well as state and foreign governments. For the six months ended June 30, 2002, we estimate that 89% of our revenue was from contracts where we were the lead, or "prime" contractor. We provide our services under long-term contracts that generally have terms of four to five years. We have obtained ISO 9001 registration for our quality management systems at key facilities and have achieved Software Engineering Institute (SEI) Level 3 certification for our software development facility's processes. Our contract base is well diversified among government agencies. No single award contract or task order accounted for more than 6% of revenues for the three and six months ended June 30, 2002.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollected accounts receivable and other contingent liabilities, revenue recognition and goodwill. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves

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

Revenues

     During the six months ended June 30, 2002, we estimate that 98% of our revenues were derived from services and 2% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods.

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

     We recognize revenues under our federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs we incur under federal government contracts are subject to regulation and audit by certain agencies of the federal government. Contract cost disallowances, resulting from government audits, have not historically been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, perform under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 36% time and materials, 36% cost-plus and 28% fixed price during the six months ended June 30, 2002, and can change over time depending on contract awards and acquisitions. Under cost-plus contracts, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

Costs

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, workman's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined unallowable under the Federal Acquisition Regulations can not be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for goodwill and intangibles from acquisitions, and, prior to our initial public offering, management fees paid to Caxton-Iseman Capital, Inc., an affiliate of our principal stockholders, and certain general and administrative expenses. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to manage our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies.

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

Long-Lived Assets and Identifiable Intangibles

     Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their fair value, as determined by an analysis of discounted cash flows using a discounted interest rate considering our cost of capital and the related risks of recoverability.

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

Statements of Operations

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

     General and administrative expenses are primarily for corporate functions such as management, legal, finance and accounting, contracts and administration, human resources, company management information systems and depreciation, and also include other unallowable costs such as marketing, certain legal fees and accruals.

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

     Interest expense is primarily for our 12% notes due 2009, our term loan and revolving credit facility, our subordinated debt and subordinated convertible promissory notes held by our stockholders prior to their repayment or conversion in connection with our IPO, and other miscellaneous interest costs. In addition, approximately $1.9 million of interest expense for the six months ended June 30, 2002 relates to the recognition of previously unrecognized losses related to the termination of approximately $30.0 million in interest rate swaps.

     Other income is from non-core business items such as gains on the sales and closures of businesses and investments.

Backlog

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that we manage costs effectively, making us competitive on price. We believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted over the past four years. We have increased our total estimated contract value by $367.8 million, from December 31, 2001, to $3.9 billion at June 30, 2002, of which $377.2 million was funded backlog as of June 30, 2002. Our total estimated contract value represents the aggregate estimated contract revenue to be earned by us at a given time over the remaining life of our contracts. When more than one company is awarded a contract for a given work requirement, we include in total estimated contract value only our estimate of the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated contract value is not funded backlog. Our estimated contract value is based on our experience under contracts and we believe our estimates to be reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations. In addition, we are periodically asked to work at-risk on projects. At-risk means that the customer has asked us to work, or to continue working, on a project even though there are no funds appropriated and released for payment. In most cases, the government is in the process of funding the contract or tasks and makes the request to avoid disruptions to the project. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

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

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                                                For the Three Months Ended June 30,

                                                                              2002                               2001
                                                                  ----------------------------        ---------------------------
                                                                                          ($ in thousands)
Revenues                                                         $       201,938          100.0%     $      188,786          100.0%
Costs of revenues                                                        174,674          86.5              167,181           88.6
                                                               -----------------   -----------     ----------------   ------------
Gross profit                                                              27,264          13.5               21,605           11.4
                                                               -----------------   -----------     ----------------   ------------
Operating expenses:
     General and administrative expenses                                  10,766           5.4               12,530            6.6
     Amortization                                                            477           0.2                2,146            1.1
                                                               -----------------   -----------     ----------------   ------------
Total operating expenses                                                  11,243           5.6               14,676            7.7
                                                               -----------------   -----------     ----------------   ------------
Operating income                                                          16,021           7.9                6,929            3.7
Other income, net                                                            354           0.2                  587            0.3
Interest expense, net                                                      3,421           1.7                6,987            3.7
Minority interest in earnings of subsidiaries                                  1             -                    4             --
                                                               -----------------   -----------     ----------------   ------------
Income (loss) before income taxes and extraordinary item                  12,955           6.4                  533            0.3
Provision for income taxes                                                 5,050           2.5                1,126            0.6
                                                               -----------------   -----------     ----------------   ------------
Income (loss) before extraordinary item                                    7,905           3.9                (593)          (0.3)
Extraordinary gain (loss), net of tax                                    (2,396)         (1.2)                  330            0.2
                                                               -----------------   -----------     ----------------   ------------
Net income (loss)                                                $         5,509            2.7%     $        (263)          (0.1)%
                                                               =================   =============   ================   ==============


                                                                                 For the Six Months Ended June 30,

                                                                              2002                               2001
                                                                  ----------------------------        ---------------------------
                                                                                          ($ in thousands)
Revenues                                                         $       394,566          100.0%     $      351,152          100.0%
Costs of revenues                                                       341,693           86.6              310,335           88.4
                                                               -----------------   -----------     ----------------   ------------
Gross profit                                                             52,873           13.4               40,817           11.6
                                                               -----------------   -----------     ----------------   ------------
Operating expenses:
     General and administrative expenses                                 21,381            5.4               23,435            6.7
     Amortization                                                           954            0.2                4,347            1.2
                                                               -----------------   -----------     ----------------   ------------
Total operating expenses                                                 22,335            5.7               27,782            7.9
                                                               -----------------   -----------     ----------------   ------------
Operating income                                                         30,538            7.7               13,035            3.7
Other income, net                                                           360            0.1                  587            0.2
Interest expense, net                                                    10,851            2.8               13,948            4.0
Minority interest in earnings (losses) of subsidiaries                      (8)             --                    3             --
                                                               -----------------   -----------     ----------------   ------------
Income (loss) before income taxes and extraordinary item                 20,039            5.1                (323)          (0.1)
Provision for income taxes                                                7,815            2.0                  940            0.3
                                                               -----------------   -----------     ----------------   ------------
Income (loss) before extraordinary item                                  12,224            3.1              (1,263)          (0.4)
Extraordinary gain (loss), net of tax                                    (2,581)           0.7                  330            0.1
                                                               -----------------   -----------     ----------------   ------------
Net income (loss)                                                $         9,643            2.4%     $        (933)          (0.3)%
                                                               =================   =============   ================   ==============


REVENUES

     For the quarter ended June 30, 2002, revenues increased to $201.9 million, or 7.0%, from $188.8 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, revenues increased to $394.6 million, or 12.4%, from $351.2 million for the six months ended June 30, 2001. The increase in revenues was attributable to internal growth and the acquisition of SIGCOM. These increases were offset in part by the sale of the commercial business of IMC on July 20, 2001. IMC's revenues for the commercial division were $5.2 million and $10.8 million during the three and six month period ended June 30, 2001, respectively. For the three and six month periods ended June 30, 2002, our internal growth was 9.1% or $16.8 million and 14.5% or $49.9 million, respectively, excluding the impact of the closed or sold businesses. The internal growth in revenue was primarily driven by growth under our SAFTAS contract, expansion of intelligence systems contracts, and growth under our General Services Administration ("GSA") contracts.

COSTS OF REVENUES

     For the quarter ended June 30, 2002, costs of revenues increased by $7.5 million, or 4.5%, to $174.7 million from $167.2 million, for the quarter ended June 30, 2001. Costs of revenues as a percentage of revenues decreased to 86.5% from 88.6% for the quarter ended June 30, 2002. For the six months ended June 30, 2002, costs of revenues increased by $31.4 million or 10.1% to $341.7 million from $310.3 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, costs of revenues as a percentage of revenues decreased to 86.6% from 88.4% for the six months ended June 30, 2001. The costs of revenues increase was due primarily to the corresponding growth in revenues resulting from internal growth and the acquisition of SIGCOM. The majority of the increase in cost of revenues for the three and six month periods ended June 30, 2002 was due to a $7.4 million and $15.1 million increase in direct labor and fringe and a $1.7 million and $19.0 million increase in other direct contract costs, respectively.

     For the quarter ended June 30, 2002, gross profit increased $5.7 million or 26.2% to $27.3 million from $21.6 million for the quarter ended June 30, 2001. For the six month period ended June 30, 2002, gross profit increased $12.1 million, or 29.5% to $52.9 million from $40.8 million for the six month period ended June 30, 2001. The increase for the quarter and six month period ended June 30, 2002 was primarily a result of the sale or closure of unprofitable businesses during the prior year quarter and the impact of certain indirect cost reductions.

GENERAL and ADMINISTRATIVE EXPENSES

     For the quarter ended June 30, 2002, general and administrative expenses decreased $1.8 million, or 14.1%, to $10.8 million from $12.5 million for the quarter ended June 30, 2001. General and administrative expenses for the quarter ended June 30, 2002, as a percentage of revenues, decreased to 5.4% from 6.6%. For the six month period ended June 30, 2002, general and administrative expenses decreased $2.1 million or 8.8% to $21.4 million from $23.4 million for the six months ended June 30, 2001. General and administrative expenses for the six months ended June 30, 2002, as a percentage of revenues, decreased to 5.4% from 6.7%. Excluding certain items from the three and six month periods ended June 30, 2001 and the impact of businesses sold or closed (described below), general and administrative expenses as a percentage of revenue would have been 6.1% and 5.9% of our revenues for the three and six months ended June 30, 2001, respectively. Certain items that were incurred in the first six months of 2001, but not in 2002, included management fees of $500,000 paid to Caxton-Iseman Capital, Inc. for the six months ended June 30, 2001 ($250,000 paid for the second quarter of 2001), and a $600,000 settlement and $497,000 in legal fees incurred in the first quarter of 2001, for matters relating to a dispute with a former subcontractor. General and administrative expenses for the quarter and six months ended June 30, 2001 also included costs related to several businesses which were either sold or closed during 2001, including IMC, Center for Information Technology Education ("CITE"), DisplayCheck and South Texas Ship Repair ("STSR").

AMORTIZATION

     For the quarter ended June 30, 2002, amortization expenses decreased $1.7 million, or 77.8%, to $477,000 from $2.1 million for the comparable period in 2001. Amortization as a percentage of revenues for the quarter ended June 30, 2002 decreased to 0.2% from 1.1%. For the six months ended June 30, 2002, amortization expenses decreased $3.4 million, or 78.1%, to $954,000 from $4.3 million for the comparable period in 2001. Amortization as a percentage of revenues decreased to 0.2% from 1.2%. The decrease in amortization expenses was primarily attributable to the implementation of SFAS No. 141 and SFAS No. 142 on January 1, 2002, which eliminated further amortization of goodwill. (See note 12 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details.)

OPERATING INCOME

     For the quarter ended June 30, 2002, operating income increased $9.1 million, or 131.2%, to $16.0 million from $6.9 million for the quarter ended June 30, 2001. Operating income as a percentage of revenues increased to 7.9% for the quarter ended June 30, 2002 from 3.7% for the same period in fiscal 2001. For the six month period ended June 30, 2002, operating income increased $17.5 million, or 134.2%, to $30.5 million from $13.0 million for the six month period ended June 30, 2001. Operating income as a percentage of revenues increased to 7.7% for the six month period ended June 30, 2002 from 3.7% for the same period in fiscal 2001. Absent the $250,000 and $1.6 million of expenses for the three and six months ended June 30, 2001 described in the general and administrative expenses section above, assuming the allocation and amortization principles of SFAS No. 141 and SFAS No. 142 had been in effect as of January 1, 2001, assuming the elimination of our sold or closed operations, and including the operating results of SIGCOM for the three and six month periods ended June 30, 2001, our operating income would have been $11.0 million and $20.9 million for the three and six months ended June 30, 2001, and our operating margin would have been 6.0% and 6.1%, respectively.

OTHER INCOME

     For the quarter ended June 30, 2002, other income decreased $233,000 to $354,000 or 39.7%, from $587,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, other income decreased $227,000, to $360,000, or 38.7% from $587,000 for the six months ended June 30, 2002. Other income for the three and six months ended June 30, 2002, includes a gain on the sale of Displaycheck assets, a previously discontinued business and receipt of insurance proceeds for lost equipment previously recorded as a loss. For the three and six month periods ended June 30, 2001, the other income consisted of a $100,000 of gain on the sale of CITE's assets and $487,000 representing the remaining minority interest as of the date of closure of the Anteon-CITI LLC joint venture.

INTEREST EXPENSE, NET

     For the quarter ended June 30, 2002, interest expense, net of interest income, decreased $3.6 million, or 51.0%, to $3.4 million from $7.0 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, interest expense, net of interest income, decreased $3.1 million, or 22.2%, to $10.9 million from $13.9 million for the six months ended June 30, 2001. The decrease in interest expense was due primarily to a reduction in our debt as a result of the IPO and interest earned on excess funds available from the proceeds of the IPO. The decrease in interest expense was offset in part by fees of $1.9 million related to the termination of $30.0 million of interest rate swap agreements.

PROVISION FOR INCOME TAXES

     Our effective tax rate for the three and six months ended June 30, 2002 was 39% compared with a provision (benefit) of (211.3)% and 291.0% for the three and six months ended June 30, 2001, due to a reduction in non-deductible goodwill amortization expense as a result of the implementation of SFAS No. 141 and SFAS No. 142 as of January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Six Months Ended June 30, 2002

     We generated $1.0 million in cash from operations for the six months ended June 30, 2002. By comparison, we generated $22.4 million in cash from operations for the six months ended June 30, 2001. In addition, there was a temporary increase in contract receivables due to delays in billings as a result of the conversion of business units acquired as part of our acquisition of Analysis & Technology, Inc. ("A&T") from A&T's legacy accounting system to our current accounting system. The conversion is substantially completed, and billing under normal schedules have resumed. Contract receivables increased $28.3 million for the six months ended June 30, 2002. Total days sales outstanding increased from 66 days in 2001 to 71 days in 2002. Accounts receivable totaled $159.7 million at June 30, 2002 and represented 48.5% of total assets at that date. Additionally, increases in accounts payable and accrued expenses generated $13.2 million of cash from operations, a 25.0% decrease from 2001. For the six months ended June 30, 2002, net cash used for investing activities was $1.3 million, which was attributable to purchases of property, plant and equipment. Cash provided by financing activities was $3.7 million for the six months ended June 30, 2002.

     On March 15, 2002, we completed our IPO with the sale of 4,687,500 shares of our common stock. Our net proceeds were $75.5 million, based on an IPO price of $18.00 per share, after deducting underwriting discounts and commissions of $5.9 million and estimated offering costs and expenses of $3.1 million. We used the net proceeds from the IPO to repay: $11.4 million of its debt outstanding under the term loan portion of its credit facility; temporarily paid down $39.5 million on its revolving line of credit on March 15, 2002; the revolving line of credit was subsequently increased on April 15, 2002 to pay $25.0 million in senior subordinated notes, plus $3.0 million in prepayment premium, plus $1.3 million in accrued interest without permanently reducing our borrowing availability under this facility; our $7.5 million principal amount subordinated promissory note held by Azimuth Technologies, L.P., one of our principal stockholders, including $50,000 aggregate principal amount of our subordinated promissory notes, held by present members of the Company's management; and $4.4 million of our subordinated notes, relating to accrued interest on the Company's $22.5 million principal amount subordinated convertible promissory note held by Azimuth Tech. II LLC, one of our principal stockholders. We redeemed $25.0 million principal amount of our 12% notes on April 15, 2002, paid accrued interest of $1.3 million thereon, and paid a $3.0 million prepayment premium. The Company, pending the permanent use of such net proceeds, used such funds to temporarily reduce the revolver portion of its credit facility.

     The remainder of the net proceeds redemption premium from the IPO, approximately $12.7 million, was temporarily invested in short-term investment grade securities and subsequently liquidated and used to repay amounts outstanding under the revolving portion of our credit facility. We also intend to use $2.5 million of the IPO proceeds, temporarily used to repay debt under the revolving portion of its credit facility, to repay in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc., which we acquired in October 2000. As a result of the permanent reduction of a portion of our debt under the term loan, we wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the term loan that was repaid. The write-off of $185,000, net of tax, has been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations. In addition, as a result of the redemption of the $25.0 million principal amount of our 12% notes, we incurred a $3.0 million prepayment premium and wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the 12% notes that were repaid. The prepayment premium and write-off of deferred financing fees, totaling $2.4 million, net of tax, have been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations.

     Historically, our primary liquidity requirements have been for debt service under our existing credit facility and 12% notes, and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing credit facility. Our existing credit facility is a six-year line of credit that expires June 23, 2005. The facility consists of a term loan and a revolving line of credit of up to $120.0 million. Borrowings from the revolving line of credit can be made based upon a borrowing base consisting of a portion of our eligible billed and unbilled receivable balances. In addition, the credit facility requires us to meet certain quarterly financial covenants. The key covenants are the leverage ratio, fixed charge coverage ratio and interest coverage ratio. For the period ended June 30, 2002, we complied with all the financial covenants. At June 30, 2002, total debt outstanding under our credit facility was approximately $31.0 million, consisting of $23.1 million of term loan, and $7.9 million outstanding under our revolving credit facility. The total funds available to us under the revolving loan portion of our credit facility as of June 30, 2002 were $106.0 million. However, under certain conditions related to excess annual cash flow, as defined in our credit agreement, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our credit agreement, borrowings under the term loan. Due to excess cash flows generated during 2001, we made an additional principal payment of $10.7 million under the term loan portion of our credit facility during the quarter ended March 31, 2002. In addition, loans under the credit facility mature on June 23, 2005, and we are scheduled to pay quarterly installments of approximately $950,000 under the term portion until the credit facility matures on June 23, 2005. As of June 30, 2002, we did not have any capital commitments greater than $1.0 million.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business and the delays in government funding. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

     We have relatively low capital investment requirements. Capital expenditures were $1.3 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively, primarily for leasehold improvements and office equipment. We use operating leases to fund some of our equipment needs, primarily for personal computers. As of June 30, 2002, we had equipment worth approximately $14.5 million on lease.

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

INFLATION

     We do not believe that inflation has had a material effect on our business in the quarter ended June 30, 2002.

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. While the interest rate on the remaining $75 million principal amount of our 12% notes is fixed at 12%, the interest rate on both the term and revolving portions of our credit facilities is affected by changes in market interest rates. We manage these fluctuations in part through interest rate swaps that are currently in place and our focus on reducing the amount of outstanding debt through cash flow. In addition, we have implemented a cash flow management plan focusing on billing and collecting receivables to pay down debt.
     On January 29, 2002, the Company cancelled approximately $30 million of interest swap agreements and recognized losses of $1.9 million in interest expense for the quarter ended March 31, 2002. As of June 30, 2002, the fair value of the Company's interest swap agreements resulted in a net liability of $674,000 and has been included in other current liabilities.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $104,000 and $152,000 for the six months ended June 30, 2002 and 2001, respectively.

PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1.           LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings in the ordinary course of business. On March 8, 2002, the Company received a letter from one of the Company's principal competitors, which is the parent company of one of the Company's subcontractors, claiming that the Company had repudiated its obligation under a subcontract with the subcontractor. The letter also alleged that the Company was soliciting employees of the subcontractor in violation of the subcontract and stated that the subcontractor would seek arbitration, injunctive relief and other available remedies. The Company notified the parent company of the subcontractor that the Company believed that it had completely abided by its agreement with the subcontractor and advised that the Company intended to defend itself vigorously against any claims asserted in the letter. The subcontractor has filed a demand for arbitration to which Anteon has filed an answer and counter demand.

     The parties have agreed to stipulate to a continuation during the arbitration proceeding of the substance of a previously issued temporary injunction, with certain modifications. The parties are engaged in written and oral discovery with the commencement of the arbitration hearing scheduled for September 9, 2002.

We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE


ITEM 5.           OTHER INFORMATION

                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.   EXHIBITS

                  99.1 Certification  of Joseph M. Kampf pursuant to 18 U.S.C.
                       Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   99.2 Certification  of Carlton B.  Crenshaw  pursuant  to 18
                        U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               B.   REPORTS ON FORM 8-K

                    The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ANTEON INTERNATIONAL CORPORATION


Date:   August 9, 2002                     /s/ Joseph Kampf
     --------------------------          ----------------------------------
                                          Joseph Kampf - President and
                                          Chief Executive Officer



Date:   August 9, 2002                     /s/ Carlton B. Crenshaw
    ---------------------------          ----------------------------------
                                         Carlton B. Crenshaw -  Executive Vice
                                         President and Chief Financial Officer