Form 10-Q/A
period 2002-06-30
ANTEON INTERNATIONAL CORP
filed 2002-11-06
CIK 1163842

Form 10-Q/A for ANTEON INTERNATIONAL CORPORATION filed on November 6, 2002

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of the close of business on November 4, 2002, there were 34,316,948 outstanding shares of the registrant's common stock, par value $.01 per share.

This Amendment to the Anteon International Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is being filed to correct typographical and other errors that occurred in the initial filing on August 9, 2002. On the Unaudited Condensed Consolidated Statement of Operations and in the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2001, the net loss of $(263,000) and $(933,000), respectively, as stated in the initial filing should have been net income of $263,000 and net loss of $(407,000), respectively. The provision for income taxes for the three and six months ended June 30, 2001 of $1,126,000 and $940,000, respectively, as stated in the initial filing should have been $600,000 and $414,000, respectively. These errors and related errors required changes throughout the Quarterly Report.


CONTENTS

                                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  JUNE 30, 2002 AND DECEMBER 31, 2001                                                   1

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001                             2

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND
                  2001                                                                                  3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                                                  5

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                21

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           28

       ITEM 4.    CONTROLS AND PROCEDURES                                                              29


PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                                                    29
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                            29
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                      29
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                     29
       ITEM 5.    OTHER INFORMATION                                                                    29
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                     29




                                                    PART I. FINANCIAL INFORMATION

                                    ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)


                                                                                                 June 30, 2002        December 31,
                                                                                                  (Unaudited)             2001
                                                                                                 ----------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                      $      5,340          $    1,930
   Accounts receivable, net                                                                            159,651             131,345
   Prepaid expenses and other current assets                                                             4,372               6,992
   Deferred tax assets, net                                                                                460               4,151
                                                                                                 ----------------    --------------
Total current assets                                                                                   169,823             144,418

Property and equipment, net                                                                             11,614              12,744
Goodwill, net                                                                                          138,619             136,622
Intangible and other assets, net                                                                         8,977              12,867
                                                                                                 ----------------    --------------
Total assets                                                                                      $    329,033         $   306,651
                                                                                                 ================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Term loan, current portion                                                                     $      3,798          $   17,266
   Subordinated notes payable, current portion                                                           2,404               2,268
   Business purchase consideration payable                                                                 546                 515
   Accounts payable                                                                                     44,289              25,028
   Due to related party                                                                                     --               3,600
   Accrued expenses                                                                                     51,559              56,041
   Income tax payable                                                                                    3,259                 509
   Other current liabilities                                                                               723               2,889
   Deferred revenue                                                                                      2,698               8,743
                                                                                                 -------------       --------------
Total current liabilities                                                                              109,276             116,859

Term loan, less current portion                                                                         19,302              29,788
Revolving facility                                                                                       7,900              18,700
Senior subordinated notes payable                                                                       75,000             100,000
Subordinated convertible note payable-related party                                                         --              22,500
Subordinated notes payable-related party                                                                    --               4,369
Subordinated notes payable to stockholders                                                                  --               7,499
Noncurrent deferred tax liabilities, net                                                                 7,914               9,261
Other long term liabilities                                                                                280                 690
                                                                                                 ----------------    --------------
Total liabilities                                                                                      219,672             309,666

Minority interest in subsidiaries                                                                          146                 427

Stockholders' equity:
   Preferred stock,  $.01 par value 15,000,000 shares  authorized,  none issued and outstanding
   as of June 30, 2002                                                                                      --                  --
   Common stock, $.01 par value  175,000,000  shares  authorized,  34,050,709 shares issued and outstanding as of
      June 30, 2002                                                                                        341                  --
   Common stock, Class B, voting, $.01 par value, 3,000 shares authorized,  2,450 shares issued
   and outstanding as of      December 31, 2001                                                             --                  --
   Common stock,  Class A, voting,  $.01 par value,  30,000,000 shares  authorized,  23,784,115
   shares issued and          outstanding as of December 31, 2001                                           --                 238
   Common stock,  non-voting,  $.01 par value,  7,500,000  shares  authorized,  none issued and
   outstanding as of          December 31, 2001                                                             --                  --
   Stock subscription receivable                                                                          (12)                (12)
   Additional paid-in capital                                                                          103,989               2,366
   Accumulated other comprehensive loss                                                                  (459)             (1,747)
   Retained earnings (accumulated deficit)                                                               5,356             (4,287)
                                                                                                 ----------------    --------------
Total stockholders' equity (deficit)                                                                    109,215            (3,442)
                                                                                                 ----------------    --------------
Total liabilities and stockholders' equity (deficit)                                              $     329,033        $   306,651
                                                                                                 ================    ==============
See accompanying notes to unaudited condensed consolidated financial statements.




                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except share and per share data)


                                                                   For the three months ended            For the six months ended

                                                                            June 30,                             June 30,

                                                                       2002             2001              2002             2001
                                                                                   (as restated)                       (as restated)
                                                                 --------------  ---------------   ----------------  ---------------


   Revenues                                                        $   201,938    $   188,786       $   394,566      $   351,152

   Costs of revenues                                                   174,674        167,181           341,693          310,335
                                                                  ------------    -----------     -------------     ------------

        Gross profit                                                    27,264         21,605            52,873           40,817
                                                                  ------------    -----------     -------------     ------------

   Operating expenses:

        General and administrative expenses                             10,766         12,530            21,381           23,435
        Amortization of noncompete agreements                               --            140                --              349
        Goodwill amortization                                               --          1,446                --            2,892
        Other intangibles amortization                                     477            560               954            1,106
                                                                  ------------    -----------     -------------     ------------
            Total operating expenses                                    11,243         14,676            22,335           27,782
                                                                  ------------    -----------     -------------     ------------

            Operating income                                            16,021          6,929            30,538           13,035

 Other income                                                              354            587               360              587
 Interest expense, net of interest income of $36, $96,
   $79, and $187, respectively                                           3,421          6,987            10,851           13,948
   Minority interest in (earnings)  losses of subsidiaries                   1              4               (8)                3
                                                                  ------------    -----------     -------------     ------------
   Income  (loss)   before   provision  for  income  taxes  and         12,955            533            20,039            (323)
   extraordinary item
   Provision for income taxes                                            5,050            600             7,815              414
                                                                  ------------    -----------     -------------     ------------

   Income (loss) before extraordinary item                               7,905           (67)            12,224            (737)


   Extraordinary (loss) gain, net of tax                               (2,396)            330           (2,581)              330
                                                                  ------------    -----------     -------------     ------------

   Net income (loss)                                            $        5,509     $      263     $       9,643     $      (407)
                                                                  ============    ===========     =============     ============

   Basic earnings (loss) per common share:
        Income (loss) before extraordinary item                 $         0.23     $     0.00     $        0.41     $     (0.03)
        Extraordinary income (loss), net of tax                         (0.07)           0.01            (0.09)             0.01
                                                                  ------------    -----------     -------------     ------------
        Net income (loss)                                       $         0.16     $     0.01     $        0.32     $     (0.02)
                                                                  ============    ===========     =============     ============
   Basic weighted average shares outstanding                        33,891,090     23,919,042        30,030,543       23,909,415


   Diluted earnings (loss) per common share:
        Income (loss) before extraordinary item                 $         0.22     $     0.00     $        0.38     $     (0.03)
        Extraordinary income (loss), net of tax                         (0.07)           0.01            (0.08)             0.01
                                                                  ------------    -----------     -------------     ------------
        Net income (loss)                                       $         0.15     $     0.01     $        0.30     $     (0.02)
                                                                  ============    ===========     =============     ============
   Diluted weighted average shares outstanding                      36,554,219     25,681,774        32,573,390       25,211,689


See accompanying notes to unaudited condensed consolidated financial statements.


                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              For the six months ended June 30,
                                                                                                                       2001
                                                                                              2002                 (as restated)
                                                                                      ----------------------     -------------------
OPERATING ACTIVITIES:
      Net income (loss)                                                                 $       9,643                $       (407)
      Adjustments  to  reconcile  net  income  (loss)  to net  cash  provided by operating activities
         Gain on sales of assets and closure of business                                           --                        (587)
         Extraordinary item, before income taxes                                                4,232                        (519)
         Interest rate swap termination                                                       (1,903)                           --
         Depreciation and amortization of property and equipment                                2,343                        4,931
         Amortization of noncompete agreements                                                     --                          349
         Goodwill amortization                                                                     --                        2,892
         Other intangibles amortization                                                           954                        1,106
         Amortization of deferred financing fees                                                  612                          599
         Loss on disposals of property and equipment                                               79                           21
         Deferred income taxes                                                                  1,470                        1,543
         Minority interest in earnings (losses) of subsidiaries                                     8                          (3)
      Changes in assets and liabilities                                                      (16,438)                       12,513
                                                                                      -----------------           ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       1,000                       22,438
                                                                                      -----------------           ------------------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                       (1,286)                      (1,095)
      Acquisitions, net of cash acquired                                                           --                         (21)
                                                                                      -----------------           ------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                        (1,286)                      (1,116)
                                                                                      -----------------           ------------------
FINANCING ACTIVITIES:
      Principal payments on notes payable                                                        (24)                        (119)
      Payment of credit facility amendment fee                                                  (604)                           --
      Principal payments on term loan                                                        (23,953)                      (8,014)
      Proceeds from revolving facility                                                        443,500                      345,500
      Principal payments on revolving facility                                              (454,300)                    (354,900)
      Redemption of senior subordinated notes payable                                        (25,000)                           --
      Prepayment premium on senior subordinated notes payable                                 (3,000)                           --
      Proceeds from issuance of common stock, net of expenses                                  78,945                           19
      Principal payments on subordinated notes payable to stockholders                        (7,499)                           --
      Payments on note payable to Ogden                                                                                    (3,212)
      Payments on completion bonus                                                                 --                         (20)
      Payment of subordinated notes payable-related party                                     (4,369)                           --
                                                                                      -----------------           ------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                            3,696                     (20,746)
                                                                                      -----------------           ------------------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                                 3,410                          576
      Cash and cash equivalents, beginning of period                                            1,930                        1,434
                                                                                      -----------------           ------------------

      Cash and cash equivalents, end of period                                          $       5,340                $       2,010
                                                                                      =================           ==================

Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                                     $      13,335                $      10,565
      Income taxes paid (refunds received), net                                                   857                          210
                                                                                      =================           ==================

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

     The Company has restated its previously issued Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2001 as follows: the net loss of $(263,000) and $(933,000), respectively, as originally stated should have been net income of $263,000 and net loss of $(407,000), respectively. The provision for income taxes for the three and six months ended June 30, 2001 of $1,126,000 and $940,000, respectively, as originally stated should have been $600,000 and $414,000, respectively. These errors and resulting errors required changes throughout the Unaudited Condensed Consolidated Financial Statements and accompanying notes thereto.

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

(3)      Sales and Closure of Businesses

         (a)      Sale of CITE

                    On June 29, 2001, the Company sold its Center for Information Technology Education ("CITE") business to a subsidiary of Pinnacle Software Solutions, Inc. for a total purchase price of $100,000, of which $50,000 was paid on the date of closing, with the remainder paid in six equal, monthly payments of approximately $8,300 beginning on August 1, 2001. CITE provided evening and weekend training for individuals to attain certification in Oracle developer and Java. Revenues generated by CITE were approximately $470,000 and $1.1 million for the three and six months ended June 30, 2001, respectively. Operating losses were approximately $913,000 and $983,000 for the three and six months ended June 30, 2001, respectively.

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

(5) Acquisition of the Training Division of SIGCOM, Inc.

     On July 20, 2001, the Company acquired the assets, contracts and personnel of the training division of SIGCOM, Inc. ("SIGCOM"). The principal business of SIGCOM's training division is the design, construction, instrumentation, training and maintenance of simulated live-fire training facilities to help acclimate members of the armed forces to combat conditions for mobile operations on urban terrain. The Company's primary reason for acquiring SIGCOM was the significant capabilities of SIGCOM that will augment the Company's U.S. homeland defense training capabilities. The total purchase price was $11.0 million, excluding $409,000 of transaction costs, of which $10.0 million was paid in cash to the seller and $1.0 million of which was placed in escrow to secure the seller's obligations to indemnify the Company for certain potential liabilities which were not assumed. Transaction costs included a $100,000 fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The Company allocated approximately $4.1 million of the purchase price to accounts receivable, approximately $1.5 million to acquired accounts payable and accrued liabilities, and $440,000 of the purchase price to an intangible asset related to contract backlog, continues to be amortized over a two-year period, in accordance with SFAS No. 142. Approximately $8.1 million has been allocated to tax deductible goodwill arising from the acquisition, which, in accordance with SFAS No. 141 and 142, is not being amortized (see note 12).

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

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                              2001                            2001
                                                         (as restated)                   (as restated)
                                                 -----------------------------     --------------------------

Total revenues                                      $                192,685        $                358,391
Total expenses                                                       192,658                         358,810
                                                  --------------------------        -------------------------

         Loss before extraordinary item             $                     27        $                  (419)
Extraordinary gain net of tax                                            330                             330
                                                    ------------------------        ------------------------
Net income (loss)                                                        357        $                   (89)
                                                  ==========================        =========================
Basic income per common share                       $                   0.01        $                   0.00
                                                  ==========================        =========================
Diluted income per common share                     $                   0.01        $                   0.00
                                                  ==========================        =========================

(6)      Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended June 30, 2002 and 2001 was approximately $5.5 million and $357,000. Comprehensive income (loss) for the six months ended June 30, 2002 and 2001 was approximately, $10.9 million and $(969,000), respectively. Other comprehensive income (loss) for the three months ended June 30, 2002 and 2001 includes foreign currency translation income (losses) of approximately $27,000, and $(20,000), respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $4,000 and $115,000, net of tax. Comprehensive income (loss) for the six months ended June 30, 2002 and 2001, includes foreign currency translation gains (losses) of approximately $(6,000) and $(76,000), respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $1.3 million and $(486,000), net of tax. For the six months ended June 30, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the six months ended June 30, 2002 includes losses of $1.9 million associated with these cancellations. Prior to cancellation, losses associated with these interest rate swap agreements were recorded as a component of accumulated other comprehensive loss.

(7)      Computation of Earnings Per Share

                                                     For the three months ended
                                                            June 30, 2002

                                                        Income             Weighted average shares         Per Share
                                                      (Numerator)                (Denominator)               Amount
                                                                    (in thousands,except shareand per share data)

    Basic earnings per share:
    Income before extraordinary item               $            7,905              33,891,090           $           0.23
    Extraordinary loss, net of tax                             (2,396)             33,891,090                     (0.07)
                                                  --------------------                                  -----------------
    Net income                                     $            5,509              33,891,090           $           0.16
                                                  ===================                                   =================
    Stock options                                                   --              2,663,129                     --
    Diluted earnings per share:
    Income before extraordinary item               $            7,905              36,554,219           $           0.22
    Extraordinary loss, net of tax                             (2,396)             36,554,219                      (0.07)
                                                  --------------------                                  -----------------
    Net income                                     $            5,509              36,554,219            $           0.15
                                                  ===================                                   ==================



                                                     For the three months ended
                                                            June 30, 2001
                                                            (as restated)

                                                        Income          Weighted average shares            Per Share
                                                      (Numerator)             (Denominator)                  Amount
                                                                    (in thousands, except shareand per share data)

    Basic earnings per share:
    Loss before extraordinary item                $              (67)              23,919,042            $          0.00
    Extraordinary gain, net of tax                               330               23,919,042                       0.01
                                                  -------------------                                 -------------------
    Net income                                    $              263               23,919,042            $          0.01
                                                  ===================                                 ===================
    Stock options                                                  --               1,762,732                         --
    Diluted earnings per share:
    Loss before extraordinary item                $              (67)              25,681,774            $          0.00
    Extraordinary gain, net of tax                               330               25,681,774                       0.01
                                                  -------------------                                 -------------------
    Net income                                    $              263               25,681,774            $          0.01
                                                  ===================                                 ===================




                                                                             For the six months ended
                                                                                   June 30, 2002

                                                        Income          Weighted average shares             Per Share
                                                      (Numerator)            (Denominator)                  Amount
                                                                   (in thousands,except shareand per share data)

    Basic earnings per share:
    Income before extraordinary item              $           12,224             30,030,543           $            0.41
    Extraordinary loss, net of tax                            (2,581)            30,030,543                       (0.09)
                                                  ------------------                                    -----------------
    Net income                                    $            9,643             30,030,543            $           0.32
                                                  ==================                                     ================
    Stock options                                                 --              2,542,847                          --
    Diluted earnings per share:
    Income before extraordinary item              $           12,224             32,573,390           $            0.38
    Extraordinary loss                                        (2,581)            32,573,390                       (0.08)
                                                  ------------------                                    -----------------
    Net income, net of tax                        $            9,643             32,573,390           $            0.30
                                                  ==================                                     ================



                                                      For the six months ended
                                                            June 30, 2001
                                                            (as restated)

                                                        Income          Weighted average shares              Per Share
                                                      (Numerator)            (Denominator)                    Amount
                                                                   (in thousands, except share and per share data)

    Basic earnings per share:
    Loss before extraordinary item                 $            (737)            23,909,415           $           (0.03)
    Extraordinary gain, net of tax                               330             23,909,415                        0.01
                                                  -------------------                                   ------------------
    Net loss                                       $            (407)            23,909,415           $           (0.02)
                                                  ====================                                 ===================
    Stock options                                                 --              1,302,274                           --
    Diluted earnings per share:
    Loss before extraordinary item                 $            (737)            25,211,689           $           (0.03)
    Extraordinary gain, net of tax                               330             25,211,689                        0.01
                                                  -------------------                                   ------------------
    Net loss                                       $            (407)            25,211,689           $           (0.02)
                                                  ====================                                 ===================

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




                                                                         As of June 30, 2002
                                        --------------------------------------------------------------------------------------------

                                                                                                                    Consolidated
Unaudited Condensed Consolidated                     Anteon                                                             Anteon
Balance Sheets                                   International       Guarantor     Non-Guarantor      Elimination   International
                                                  Corporation       Subsidiaries    Subsidiaries        Entries      Corporation
                                                  -----------       ------------   -------------     -------------  --------------
                                                                           (in thousands)
Cash and cash equivalents                     $         456        $    3,951        $    933      $         --      $        5,340
Accounts receivable, net                                 --           159,001             650                --             159,651
Other current assets                                  1,237             3,565              30                --               4,832
Property and equipment, net                           1,476            10,008             130                --              11,614
Due from parent                                    (19,464)            19,937           (473)                --                  --
Investments in and advances to subsidiaries          23,898           (1,130)              --          (22,768)                  --
Goodwill, net                                        94,946            43,673              --              --               138,619
Intangible and other assets, net                     67,265             1,522             190          (60,000)               8,977
                                                -----------         -----------     -----------      ------------    ---------------

Total assets                                 $     169,814        $    240,527       $  1,460      $   (82,768)       $     329,033
                                               ===========          ===========    ============      ============    ===============


Indebtedness                                 $     108,405        $   60,545         $     --      $   (60,000)       $     108,950
Accounts payable                                        292            43,865             132                --              44,289
Accrued expenses and other current
  liabilities                                         1,652            53,444             445                --               5,541
Deferred revenue                                         --             2,447             251                --               2,698
Other long-term liabilities                              --             8,194              --                --               8,194
                                                -----------         -----------     -----------     -------------    ---------------

Total liabilities                                   110,349           168,495             828          (60,000)             219,672

Minority interest in subsidiaries                        --                --             146                --                 146
Total stockholders' equity (deficit)                 59,465            72,032             486          (22,768)             109,215
                                                -----------         ------------     ----------     -------------    --------------

Total  liabilities and  stockholders'  equity
  (deficit)                                  $    169,814         $  240,527         $  1,460      $   (82,768)       $     329,033
                                                ==========          ===========     ===========     =============    ===============




                                                                       For the six months ended June 30, 2002
                                               -------------------------------------------------------------------------------------
                                               -------------------------------------------------------------------------------------
                                                  Anteon           Guarantor       Non-Guarantor      Elimination      Consolidated
 Unaudited Condensed Consolidated                                                                                        Anteon
 Statements of Operations                    International                                                           International
                                              Corporation       Subsidiaries       Subsidiaries        Entries        Corporation
                                            ---------------    --------------   -----------------   -------------  -----------------
                                                                                  (in thousands)

Revenues                                   $           --       $    396,518      $        2,826     $    (4,778)    $      394,566
Costs of revenues                                      20            343,861               2,590          (4,778)           341,693
                                               ----------       ------------      --------------      -----------    --------------

Gross profit (loss)                                  (20)             52,657                 236               --            52,873
Total operating expenses                              994             23,852                 184          (2,695)            22,335
                                               ----------       ------------      --------------      -----------    --------------

Operating income (loss)                           (1,014)             28,805                  52            2,695            30,538
Other income (loss)                                 2,703                352                  --          (2,695)               360
Interest expense (income), net                      8,492              2,369                (10)               --            10,851
Minority    interest    in   earnings   of
  subsidiaries                                         --                 --                 (8)               --               (8)
                                               ----------       ------------      --------------      -----------    --------------

Income (loss) before  provision for income
  taxes and extraordinary loss                    (6,803)             26,788                  54               --            20,039
Provision for (benefit from)  income taxes        (2,653)             10,445                  23               --             7,815
                                               ----------       ------------      --------------      -----------    --------------

Income (loss) before extraordinary loss           (4,150)             16,343                  31               --            12,224
Extraordinary loss, net of tax                    (2,581)                 --                  --               --           (2,581)
                                               ----------       ------------      --------------      -----------    --------------
Net income (loss)                          $      (6,731)       $     16,343      $           31     $         --    $        9,643
                                               ==========       ============   =  ==============      ===========    ==============




                                                                           For the six months ended June 30, 2002
                                                        ----------------------------------------------------------------------------
Unaudited Condensed  Consolidated  Statements of Cash                                                                 Consolidated
Flows                                                        Anteon                                                      Anteon
                                                         International        Guarantor         Non-Guarantor        International
                                                          Corporation        Subsidiaries        Subsidiaries         Corporation
                                                       -----------------  -----------------  -------------------   -----------------
                                                                                       (in thousands)
Operating Activities:
Net income (loss)                                        $      (6,731)       $     16,343         $        31        $      9,643
Adjustments  to  reconcile  net income  (loss) to net
  cash provided by (used for) operating activities:
  Extraordinary item, before income taxes                         4,232                 --                  --               4,232
  Loss on disposals of property and equipment                        --                 79                  --                  79
  Interest rate swap termination                                (1,903)                 --                  --             (1,903)
  Depreciation and amortization of property and
     equipment                                                      377              1,935                  31               2,343
  Other intangibles amortization                                    844                110                  --                 954
  Amortization of deferred financing fees                           612                 --                  --                 612
  Deferred income taxes                                           2,537            (1,067)                  --               1,470
  Minority interest in earnings of subsidiaries                      --                 --                   8                   8
  Changes in assets and liabilities                             (6,555)          (10, 531)                 648            (16,438)
                                                         ---------------    ---------------    ----------------      --------------
  Net  cash   provided   by  (used   for)   operating           (6,587)              6,869                 718               1,000
  activities                                             ---------------                       ----------------      --------------


Investing activities:
  Purchases of property, equipment and other assets                (24)            (1,226)                (36)             (1,286)
                                                        ---------------    ---------------    ----------------      --------------
  Net cash used for investing activities                           (24)            (1,226)                (36)             (1,286)
                                                        ---------------    ---------------    ----------------      --------------

Financing activities:
  Principal payments on notes payable                                --               (24)                  --                (24)
  Payment of credit facility amendment fee                        (604)                 --                  --               (604)
  Principal payments on term loan                              (23,953)                 --                  --            (23,953)
  Proceeds from revolving facility                              443,500                 --                  --             443,500
  Principal payments on revolving facility                    (454,300)                 --                  --           (454,300)
  Redemption of senior subordinated notes payable              (25,000)                 --                  --            (25,000)
  Prepayment premium on senior subordinated notes
  payable                                                       (3,000)                 --                  --             (3,000)
  Proceeds from issuance of common stock, net of
      expenses                                                   78,945                 --                  --              78,945
  Principal payments on subordinated notes payable
     to stockholders                                            (7,499)                 --                  --             (7,499)
  Payment of subordinated notes payable-related
     party                                                      (4,369)                 --                  --             (4,369)
                                                        ---------------    ---------------    ----------------      --------------
Net cash provided by (used for) financing activities              3,720               (24)                  --               3,696
                                                        ---------------    ---------------    ----------------      --------------

Net increase (decrease) in cash and cash equivalents            (2,891)              5,619                 682               3,410
Cash and cash equivalents, beginning of period                    3,348            (1,669)                 251               1,930
                                                        ---------------    ---------------    ----------------      --------------
Cash and cash equivalents, end of period                 $          457       $      3,950         $       933        $      5,340
                                                        ===============    ===============    ================      ==============



                                                                        For the six months ended June 30, 2001
                                                                                     (as restated)
                                               -------------------------------------------------------------------------------------
                                                                                                                     Consolidated
Unaudited Condensed Consolidated Statements        Anteon                                                                Anteon
  of Operations                                International      Guarantor        Non-Guarantor       Elimination   International
                                                Corporation      Subsidiaries       Subsidiaries         Entries      Corporation
                                               --------------   ---------------   -----------------    ------------- -------------
                                                                                  (in thousands)

Revenues                                     $        --      $     347,949       $      4,385      $   (1,182)     $    351,152
Costs of revenues                                     --            307,769              3,748          (1,182)          310,335
                                               -----------        -----------        -----------      -----------      -----------

Gross profit                                          --             40,180                637               --           40,817
Total operating expenses                           3,313             24,004                465               --           27,782
                                               -----------        -----------        -----------      -----------     ------------

Operating income (loss)                          (3,313)             16,176                172               --           13,035
Other income                                          --                587                 --                               587
Interest expense (income), net                    10,196              3,760                (8)               --           13,948
Minority  interest in  (earnings)  losses of
  subsidiaries                                       (2)                 32               (27)               --                3
                                               -----------        -----------        -----------      -----------     ------------

Income  (loss)  before  provision for income
  taxes and extraordinary item                  (13,511)             13,035                153               --            (323)
Provision for (benefit from) income taxes        (5,375)              5,737                 52               --              414
                                               ---------          ---------          ---------        ---------        -----------

Income (loss) before extraordinary item          (8,136)              7,298                101               --            (737)
Extraordinary gain, net of tax                       330                 --                 --               --              330
                                               ---------          ---------          ---------        ---------        -----------
Net income (loss)                            $   (7,806)      $       7,298       $        101      $        --     $      (407)
                                               =========          =========          =========        =========        ===========






                                                                                For the six months ended June 30, 2001
                                                                                             (as restated)
                                                             -----------------------------------------------------------------------
                                                                                                                     Consolidated
Unaudited Condensed Consolidated Statements of Cash Flows           Anteon                                              Anteon
                                                                International     Guarantor       Non-Guarantor      International
                                                                 Corporation     Subsidiaries      Subsidiaries       Corporation
                                                                ---------------  --------------  ----------------   ----------------
                                                                                              (in thousands)
Operating activities:
Net income (loss)                                               $   (7,806)  $      7,298         $     101          $    (407)
   Adjustments  to reconcile  net income  (loss) to net cash
   provided by operating activities
   Loss on disposals of property and equipment                           --            21                --                  21
   Extraordinary item, before income taxes                            (519)            --                --               (519)
   Depreciation and amortization of property and equipment              498         4,416                17               4,931
   Gain on sales of assets and closure of business                       --         (587)                --               (587)
   Goodwill amortization                                              2,207           685                --               2,892
   Other intangibles amortization                                     1,106            --                --               1,106
   Noncompete amortization                                               --           349                --                 349
   Amortization of deferred financing fees                              599            --                --                 599
   Deferred income taxes                                                 --         1,543                --               1,543
   Minority interest in earnings (losses) of subsidiaries                 2          (32)                27                 (3)
   Changes in assets and liabilities                                 24,759      (12,232)              (14)              12,513
                                                                  ---------- -------------     ---------------     --------------
Net cash provided by operating activities                            20,846         1,461               131              22,438
                                                                  ---------- -------------     ---------------     --------------

Investing activities:
  Purchases of property equipment and other assets                    (216)         (800)              (79)             (1,095)
  Inter-company transfers                                             (337)           120               217                  --
  Acquisitions, net of cash acquired                                   (21)            --                --                (21)
                                                                  ---------- -------------     ---------------     --------------
  Net cash provided by (used for) investing activities                (574)         (680)               138             (1,116)
                                                                  ---------- -------------     ---------------     --------------

Financing activities:
  Principal payments on notes payable                                    --         (119)                --               (119)
   Proceeds from revolving  facility                                345,500            --                --             345,500
   Principal payments on revolving facility                        354,900)            --                --           (354,900)
   Principal payments on term loan                                  (8,014)            --                --             (8,014)
  Proceeds from issuance of common stock, net of expenses                19            --                --                  19
  Payments on completion bonus                                           --          (20)                --                (20)
  Payments on note payable to Ogden                                 (3,212)            --                --             (3,212)
                                                                  ---------- -------------     ---------------     --------------
                                                                  ---------- -------------     ---------------     --------------
  Net cash used for financing activities                           (20,607)         (139)                --            (20,746)
                                                                  ---------- -------------     ---------------     --------------
Net increase (decrease) in cash and cash equivalents                  (335)           642               269                 576
Cash and cash equivalents, beginning of year                            844           491                99               1,434
                                                                  ---------- -------------     ---------------     --------------
                                                                  ---------- -------------     ---------------     --------------
Cash and cash equivalents, at end of year                       $       509  $      1,133         $     368          $    2,010
                                                                  ========== =============     ===============     ==============


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


                                                                              As of and for the Six Months Ended
                                                                                         June 30, 2001
                                                                                         (as restated)
                                                                                    (amounts in thousands)

                                                       Government
                                                       Contracting        Interactive Media       Eliminations      Consolidated
                                                      ----------------    -------------------   ----------------  ----------------

Total assets                                       $       309,835        $        5,680      $           --     $       315,515
                                                      ===============        ==============       ==========       =============

Sales to unaffiliated customers                            334,736                16,416                 --              351,152
Intersegment sales                                              36                    15               (51)                   --
                                                      ---------------        --------------       ----------      --------------
Total revenues                                     $       334,772        $       16,431      $        (51)      $       351,152

Operating income                                            12,276                   759                --                13,035
    Other Income                                                                                                             587
    Minority interest in losses of subsidiaries                                                                                3
    Interest expense, net                                                                                                 13,948
                                                                                                                  --------------
                                                                                                                  --------------
    Loss before provision for income taxes and                                                                             (323)
extraordinary item
    Provision for income taxes                                                                                               414
                                                                                                                  --------------

Loss before extraordinary item                                                                                             (737)
    Extraordinary gain, net of tax                                                                                           330
                                                                                                                 ---------------
    Net loss                                                                                                     $         (407)
                                                                                                                  ==============






                                                                      As of and for the Three Months Ended June 30, 2001
                                                                                         (as restated)
                                                                                    (amounts in thousands)

                                                         Government
                                                        Contracting            Interactive Media      Eliminations    Consolidated
                                                       -------------------    -------------------    --------------  ---------------

Total assets                                            $   309,835            $       5,680           $        --   $     315,515
                                                         =============           =============            =========   ==============

Sales to unaffiliated customers                               180,663                  8,123                    --          188,786
Intersegment sales                                                  9                     --                   (9)               --
                                                         -------------           -------------            ---------   --------------
Total revenues                                          $     180,672          $       8,123           $       (9)  $       188,786

Operating income                                                6,809                    120                    --            6,929
    Other Income                                                                                                                587
    Minority interest in losses of subsidiaries                                                                                   4
    Interest expense, net                                                                                                     6,987
                                                                                                                      --------------
                                                                                                                      --------------
    Income before provision for income taxes                                                                                    533
and extraordinary item
    Provision for income taxes                                                                                                  600
                                                                                                                      --------------

Loss before extraordinary item                                                                                                 (67)
    Extraordinary gain, net of tax                                                                                              330
                                                                                                                      -------------
    Net income                                                                                                      $           263
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

     Had the amortization provisions of SFAS No. 142 been applied as of January 1, 2001 for all of the Company's acquisitions, the Company's income (loss) before extraordinary gain, net income (loss) and earnings (loss) per common share would have been as follows (unaudited) (in thousands, except per share data):

                                                                            Three months ended             Six months ended
                                                                              June 30, 2001                  June 30, 2001
                                                                              (as restated)                  (as restated)

             Loss before extraordinary item                         $                       (67)   $                     (737)
             Add back:  Goodwill amortization                                              1,446                         2,892
             Add back:  Workforce amortization                                               142                           272
                                                                          ----------------------        ----------------------
             Adjusted income before extraordinary item              $                      1,655   $                     2,035
                                                                          ----------------------        ----------------------
             Adjusted net income                                    $                      1,985   $                     2,365
                                                                          ----------------------        ----------------------

             Basic earnings per share:
                 Loss before extraordinary item                     $                       0.00   $                    (0.03)
                 Goodwill amortization                                                      0.06                          0.12
                 Workforce amortization                                                     0.01                          0.01
                                                                          ----------------------        ----------------------
                 Adjusted income before extraordinary item          $                       0.07   $                      0.09
                                                                          ----------------------        ----------------------
                 Adjusted net income                                $                       0.08   $                      0.10
                                                                          ----------------------        ----------------------

             Diluted earnings per share:
                 Loss before extraordinary item                     $                       0.00   $                    (0.03)
                 Goodwill amortization                                                      0.06                          0.11
                 Workforce amortization                                                     0.01                          0.01
                                                                          ----------------------        ----------------------
                 Adjusted income before extraordinary item          $                       0.06   $                      0.08
                                                                          ----------------------        ----------------------
                 Adjusted  net income                               $                       0.08   $                      0.09
                                                                          ----------------------        ----------------------


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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results and do not intend to do so. These statements are only predictions. Actual events or results may differ materially. The factors that could cause actual results to differ materially include the following: the integration of acquisitions without disruption to our other business activities; changes in general economic and business conditions; changes in federal government procurement laws, regulations, policies, and budgets; the number and type of contracts and task orders awarded to us; technological changes; our ability to attract and retain qualified personnel; competition; our ability to retain our contracts during any rebidding process, and the other factors outlined in "Risk Factors" included in our Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on March 11, 2002, respectively.

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

     We currently serve over six hundred U.S federal government clients, as well as state and foreign governments. For the six months ended June 30, 2002, we estimate that 89% of our revenue was from contracts where we were the lead, or "prime" contractor. We provide our services under long-term contracts that generally have terms of four to five years. We have obtained ISO 9001 registration for our quality management systems at key facilities and have achieved Software Engineering Institute (SEI) Level 3 certification for our software development facility's processes. Our contract base is well diversified among government agencies. No single award contract or task order accounted for more than 6% of revenues for the three and six months ended June 30, 2002,respectively.

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

     We recognize revenues under our federal government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable. Our contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is probable. From time to time the Company may proceed with work based on customer direction pending finalization and signing of formal funding documents. The Company has an internal process for approving any such work. Revenue recognized prior to finalization of formal funding documents is recorded at the lesser of net realizable value or actual cost incurred, and only when realization is probable and can be reliably estimated.

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

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                                                For the Three Months Ended June 30,

                                                                                                                  2001
                                                                         2002                           (as restated)
                                                                         ----                           -------------
                                                                                     ($ in thousands)
Revenues                                                    $       201,938          100.0%     $      188,786         100.0%
Costs of revenues                                                   174,674          86.5              167,181          88.6
                                                          -----------------   -----------     ----------------   ------------
Gross profit                                                         27,264          13.5               21,605          11.4
                                                          -----------------   -----------     ----------------   ------------
Operating expenses:
     General and administrative expenses                             10,766           5.4               12,530           6.6
     Amortization                                                       477           0.2                2,146           1.1
                                                          -----------------   -----------     ----------------   ------------
Total operating expenses                                             11,243           5.6               14,676           7.7
                                                          -----------------   -----------     ----------------   ------------
Operating income                                                     16,021           7.9                6,929           3.7
Other income, net                                                       354           0.2                  587           0.3
Interest expense, net                                                 3,421           1.7                6,987           3.7
Minority interest in losses of subsidiaries                               1             -                    4            --
                                                          -----------------   -----------     ----------------   ------------
Income (loss) before income taxes and extraordinary item             12,955           6.4                  533           0.3
Provision for income taxes                                            5,050           2.5                  600           0.3
                                                          -----------------   -----------     ----------------   ------------
Income (loss) before extraordinary item                               7,905           3.9                 (67)           0.0
Extraordinary gain (loss), net of tax                               (2,396)         (1.2)                  330           0.2
                                                          -----------------   -----------     ----------------   ------------
Net income                                                  $         5,509            2.7%     $          263           0.2%
                                                          =================   =============   ================   ============


                                                                            For the Six Months Ended June 30,

                                                                                                             2001
                                                                         2002                           (as restated)
                                                                         ----                           -------------
                                                                                     ($ in thousands)
Revenues                                                    $       394,566          100.0%     $      351,152         100.0%
Costs of revenues                                                  341,693           86.6              310,335          88.4
                                                          -----------------   -----------     ----------------   ------------
Gross profit                                                        52,873           13.4               40,817          11.6
                                                          -----------------   -----------     ----------------   ------------
Operating expenses:
     General and administrative expenses                            21,381            5.4               23,435           6.7
     Amortization                                                      954            0.3                4,347           1.2
                                                          -----------------   -----------     ----------------   ------------
Total operating expenses                                            22,335            5.7               27,782           7.9
                                                          -----------------   -----------     ----------------   ------------
Operating income                                                    30,538            7.7               13,035           3.7
Other income, net                                                      360            0.2                  587           0.2
Interest expense, net                                               10,851            2.8               13,948           4.0
Minority interest in (earnings) losses of subsidiaries                 (8)             --                    3            --
                                                          -----------------   -----------     ----------------   ------------
Income (loss) before income taxes and extraordinary item            20,039            5.1                (323)         (0.1)
Provision for income taxes                                           7,815            2.0                  414           0.1
                                                          -----------------   -----------     ----------------   ------------
Income (loss) before extraordinary item                             12,224            3.1                (737)         (0.2)
Extraordinary gain (loss), net of tax                               (2,581)           0.7                  330           0.1
                                                          -----------------   -----------     ----------------   ------------
Net income (loss)                                           $         9,643            2.4%     $        (407)         (0.1)%
                                                          =================   =============   ================   ============

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

PROVISION FOR INCOME TAXES

     Our effective tax rate for the three and six months ended June 30, 2002 was 39% compared with a provision of 112.6% and 128.2% for the three and six months ended June 30, 2001, due to a reduction in non-deductible goodwill amortization expense as a result of the implementation of SFAS No. 141 and SFAS No. 142 as of January 1, 2002.

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

ITEM 4.           CONTROLS AND PROCEDURES.

     Not Applicable

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



                        ANTEON INTERNATIONAL CORPORATION


Date:   November 6, 2002        By: /s/ Joseph Kampf
        --------------------        ---------------------------------
                                    Joseph Kampf - President and
                                                   Chief Executive Officer



Date:   November 6, 2002        By:/s/ Carlton B. Crenshaw
        --------------------       ---------------------------------
                                   Carlton B. Crenshaw-Executive Vice President
                                                     and Chief Financial Officer

                                 Certifications

I, Joseph M. Kampf, certify that:

1.   I have reviewed this  amendment to the quarterly  report on Form 10-Q/A for
     the  quarterly   period  ended  June  30,  2002  of  Anteon   International
     Corporation;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;



Date     November 6, 2002               By: /s/ Joseph M. Kampf
         ----------------------             ------------------------------------
                                            Joseph M. Kampf-President and
                                            Chief Executive Officer

                                 Certifications

I, Carlton B. Crenshaw, certify that:

1.   I have reviewed this  amendment to the quarterly  report on Form 10-Q/A for
     the  quarterly   period  ended  June  30,  2002  of  Anteon   International
     Corporation;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;



Date     November 6, 2002                 By:/s/ Carlton B. Crenshaw
         ----------------------              -----------------------------------
                                             Carlton B. Crenshaw
                                             Executive Vice President and
                                             Chief Financial Officer