Form 10-Q
period 2002-09-30
ANTEON INTERNATIONAL CORP
filed 2002-11-07
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on November 6, 2002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                  --------------------------------------------
                                       OR

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


CONTENTS

                                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  SEPTEMBER 30, 2002 AND DECEMBER 31, 2001                                              1

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                   AND 2001                                                                             2

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
                  2001                                                                                  3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                                                  5

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS21

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       ITEM 4     CONTROLS AND PROCEDURES                                                              28


PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                                                    29
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                            29
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                      29
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                     30
       ITEM 5.    OTHER INFORMATION                                                                    30
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                     30



                                                    PART I. FINANCIAL INFORMATION

                                    ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                                                                   September 30,
                                                                                                       2002           December 31,
                                                                                                    (Unaudited)           2001
                                                                                                  -----------------  ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                      $    6,029       $     1,930
     Accounts receivable, net                                                                          195,089           131,345
     Prepaid expenses and other current assets                                                           5,563             6,992
     Deferred tax assets, net                                                                               31             4,151
                                                                                                  ---------------  ----------------
Total current assets                                                                                   206,712           144,418

Property and equipment, net                                                                             10,101            12,744
Goodwill, net                                                                                          138,619           136,622
Intangible and other assets, net                                                                         8,094            12,867
                                                                                                  ---------------  ----------------
Total assets                                                                                        $  363,526       $   306,651
                                                                                                  ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term loan, current portion                                                                     $    3,798       $    17,266
     Subordinated notes payable                                                                          2,476             2,268
     Business purchase consideration payable                                                               562               515
     Accounts payable                                                                                   53,633            25,028
     Due to related party                                                                                   --             3,600
     Accrued expenses                                                                                   47,811            56,041
     Income tax payable                                                                                  4,581               509
     Other current liabilities                                                                             888             2,889
     Deferred revenue                                                                                    7,022             8,743
                                                                                                  ---------------  ----------------
Total current liabilities                                                                              120,771           116,859

Term loan, less current portion                                                                         18,353            29,788
Revolving facility                                                                                      20,000            18,700
Senior subordinated notes payable                                                                       75,000           100,000
Subordinated convertible note payable-related party                                                         --            22,500
Subordinated notes payable-related party                                                                    --             4,369
Subordinated notes payable to stockholders                                                                  --             7,499
Noncurrent deferred tax liabilities, net                                                                 9,587             9,261
Other long term liabilities                                                                                337               690
                                                                                                  ---------------  ----------------
Total liabilities                                                                                      244,048           309,666

Minority interest in subsidiaries                                                                          141               427

Stockholders' equity (deficit):
     Preferred stock,  $.01 par value 15,000,000 shares  authorized,  none issued and outstanding
     as of September 30, 2002                                                                               --                --
     Common stock, $.01 par value  175,000,000  shares  authorized,  34,277,108 shares issued and outstanding as of
        September 30, 2002                                                                                 343                --
     Common stock, Class B, voting, $.01 par value, 3,000 shares authorized,  2,450 shares issued
     and outstanding as of      December 31, 2001                                                           --                --
     Common stock,  Class A, voting,  $.01 par value,  30,000,000 shares  authorized,  23,784,115
     shares issued and          outstanding as of December 31, 2001                                         --               238
     Common stock,  non-voting,  $.01 par value,  7,500,000  shares  authorized,  none issued and
     outstanding as of          December 31, 2001                                                           --                --
     Stock subscription receivable                                                                       (12)               (12)
     Additional paid-in capital                                                                       106,026              2,366
     Accumulated other comprehensive loss                                                               (542)            (1,747)
     Retained earnings (accumulated deficit)                                                           13,522            (4,287)
                                                                                                  ---------------  ----------------
Total stockholders' equity (deficit)                                                                   119,337            (3,442)
                                                                                                  ---------------  ----------------
Total liabilities and stockholders' equity                                                          $  363,526       $    306,651
                                                                                                  ===============  ================
See accompanying notes to unaudited condensed consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except share and per share data)


                                                                For the three months ended              For the nine months ended

                                                                          September 30,                        September 30,

                                                                    2002             2001              2002              2001
                                                               --------------  ---------------   ----------------   ---------------


Revenues                                                     $       214,314    $    183,687    $      608,880     $      534,840

Costs of revenues                                                    184,585         160,958           526,278            471,295
                                                                  -------------  -------------     -------------     --------------
       Gross profit                                                   29,729          22,729            82,602             63,545
                                                                  -------------  -------------     -------------     --------------
Operating expenses:
        General and administrative expenses                           12,704          10,895            34,085             34,329
        Amortization of noncompete agreements                             --              --                --                349
        Goodwill amortization                                             --           1,354                --              4,246
        Other intangibles amortization                                   476             602             1,430              1,708
                Total operating expenses                              13,180          12,851            35,515             40,632
                                                               -------------    -------------      ------------      -------------
                Operating income                                      16,549           9,878            47,087             22,913
Other income                                                              57           3,320               417              3,907
Interest expense, net of interest income of $147,  $52,
   $240 and $240, respectively                                         3,223           6,351            14,074             20,299
Minority interest in (earnings) losses of subsidiaries                     5            (33)               (3)               (30)
                                                               -------------    -------------      ------------      -------------

 Income before  provision for income taxes and  extraordinary         13,388           6,814            33,427              6,491
   item
 Provision for income taxes                                            5,222           3,429            13,037              3,843
                                                               -------------    -------------      ------------      -------------

Income before extraordinary item                                       8,166           3,385            20,390              2,648
Extraordinary (loss) gain, net of tax                                     --              --           (2,581)                330
                                                               -------------    -------------      ------------     -------------
Net income                                                   $         8,166    $      3,385    $       17,809     $        2,978
                                                               =============    =============      ============      =============
Basic earnings (loss) per common share:
   Income before extraordinary loss                          $         0.24     $       0.14    $         0.65     $         0.11
   Extraordinary income (loss), net of tax                               --               --            (0.08)               0.01
                                                               -------------    -------------      ------------     -------------
   Net income                                                $          0.24    $       0.14    $         0.57     $         0.12
                                                               =============    =============      ============      =============
Basic weighted average shares outstanding                         34,184,263      23,933,184        31,430,331         23,917,425

Diluted earnings (loss) per common share:
   Income before extraordinary loss                          $          0.22    $       0.13    $         0.61     $         0.11
   Extraordinary income (loss), net of tax                                --              --            (0.08)               0.01
                                                               -------------    -------------      ------------      -------------
   Net income                                                $          0.22    $       0.13    $         0.53     $         0.12
                                                               =============    =============      ============      =============
Diluted weighted average shares outstanding                       36,554,674      26,394,825      33,915,068         25,610,401


See accompanying notes to unaudited condensed consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                      For the nine months ended September 30,
                                                                                 --------------------------------------------------
                                                                                          2002                    2001
                                                                                   ---------------------   ---------------------
OPERATING ACTIVITIES:
      Net income                                                                   $           17,809         $           2,978
      Adjustments  to  reconcile  net income to net cash (used for)  provided  by operating activities
         Gain on sales of assets and closure of business                                           --                   (3,907)
         Extraordinary item, before income taxes                                                4,232                    (519)
         Interest rate swap termination                                                       (1,903)                       --
         Depreciation and amortization of property and equipment                                3,382                    5,937
         Amortization of noncompete agreements                                                     --                      349
         Goodwill amortization                                                                     --                    4,246
         Other intangibles amortization                                                         1,430                    1,708
         Amortization of deferred financing fees                                                  892                      915
         Loss on disposals of property and equipment                                               79                        23
         Deferred income taxes                                                                  3,638                    2,764
         Minority interest in earnings of subsidiaries                                              3                       30
      Changes in assets and liabilities                                                      (41,663)                   14,052
                                                                                      -----------------        -----------------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                         (12,101)                    28,576
                                                                                      -----------------        -----------------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                       (2,476)                  (1,527)
      Proceeds from sale of business                                                               --                   11,325
      Proceeds from the sale of building                                                        1,802                       --
      Acquisitions, net of cash acquired                                                           --                 (11,015)
                                                                                      ----------------         -----------------
NET CASH USED FOR INVESTING ACTIVITIES                                                          (674)                  (1,217)
                                                                                      -----------------        -----------------
FINANCING ACTIVITIES:
      Principal payments on notes payable                                                        (34)                    (173)
      Payment of credit facility amendment fee                                                  (604)                       --
      Principal payments on term loan                                                        (24,903)                  (8,014)
      Proceeds from revolving facility                                                        642,400                  552,800
      Principal payments on revolving facility                                              (641,100)                (564,200)
      Redemption of senior subordinated notes payable                                        (25,000)                       --
      Prepayment premium on senior subordinated notes payable                                 (3,000)                       --
      Proceeds from issuance of common stock, net of expenses                                  80,983                       --
      Principal payments on subordinated notes payable to stockholders                        (7,499)                       --
      Payments on note payable to Ogden                                                            --                  (3,212)
      Payments on completion bonus                                                                 --                     (20)
      Proceeds from minority interest, net                                                         --                      104
      Payment of subordinated notes payable-related party                                     (4,369)                       --
                                                                                      -----------------        -----------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                           16,874                 (22,715)
                                                                                      -----------------        -----------------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                                 4,099                    4,644
      Cash and cash equivalents, beginning of period                                            1,930                    1,434
                                                                                      -----------------        -----------------

      Cash and cash equivalents, end of period                                     $            6,029         $          6,078
                                                                                      =================        =================

Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                                $          14,200          $         16,354
      Income taxes paid (refunds received), net                                                 1,244                      236
                                                                                      =================        =================

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

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three and nine months ended September 30, 2002 may not be indicative of the results of operations for the year ending December 31, 2002, or any future period. This financial information should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements and footnotes thereto, included in the Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 11, 2002 (Commission File No. 333-75884).

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

     The Company and its subsidiaries provide professional information technology ("IT"), systems and software development, high technology research and systems integration services primarily to the U.S. government and its agencies.

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

(3)      Sales and Closure of Businesses

         (a)      Sale of CITE

                    On June 29, 2001, the Company sold its Center for Information Technology Education ("CITE") business to a subsidiary of Pinnacle Software Solutions, Inc. for a total purchase price of $100,000, of which $50,000 was paid on the date of closing, with the remainder paid in six equal, monthly payments of approximately $8,300 beginning on August 1, 2001. CITE provided evening and weekend training for individuals to attain certification in Oracle Developer and Java. Revenues generated by CITE were approximately $121,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively. Operating losses were approximately $34,000 and $1.0 million for the three and nine months ended September 30, 2001, respectively.

         (b)      Closure of CITI-SIUSS LLC

                    During 1999, the Company and Criminal Investigative Technology, Inc. ("CITI") entered into a joint venture ("CITI-SIUSS LLC"), formerly known as Anteon-CITI LLC (the "Venture"). The Venture developed and marketed certain investigative support products and services. On June 22, 2001, the Company decided to cease the software development operations of the Venture but to continue to support existing customers. The Company decided to close the business  because  it  concluded  that the  Venture  was not likely to establish a self-supporting business without significant capital contributions. Revenues generated by the Venture were approximately $360,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively. Operating losses were approximately $51,000 and $2.6 million for the three and nine months ended September 30, 2001, respectively. The Venture was obligated to provide maintenance and support services on existing contracts through June 30, 2002.

                    Subsequent to the decision to close the Venture, the Company was approached by several prospective customers about potential sales opportunities. Through September 30, 2002, none of these opportunities have resulted in sales, and management does not intend to make further investments in the software. (c) Sale of Interactive Media Corporation

                    On July 20, 2001, the Company sold all of the stock in Interactive Media Corporation ("IMC") for $13.5 million in cash, subject to adjustment based on the amount of working capital (as defined in the sale agreement) as of the date of sale. In addition, the Company had a contingent right to receive an additional $500,000 in cash based on IMC's performance from the date of closing through the end of calendar year 2001. The Company did not realize any amounts under this contingent right provision of the sale agreement. Prior to the sale, IMC transferred to the Company the assets of the government division of IMC, which specializes in training services primarily to the government marketplace. Accordingly, at the date of sale, IMC provided training services to customers primarily in the commercial marketplace. For the commercial division, revenues were approximately $976,000 and $11.7 million for the three and nine months ended September 30, 2001, respectively. Operating income (loss) was approximately $(214,000) and $47,000 for the three and nine months ended September 30, 2001, respectively. The total gain recognized on the sale of IMC during the third quarter of 2001 was approximately $3.3 million, which reflected the Company's best estimate of the ultimate outcome of the working capital adjustment discussed above. With respect to the working capital adjustment, the Company had reserved approximately $550,000 of the gain on the sale at the time of closing. Subsequently, the Company reached an agreement with the purchaser of IMC to settle the adjustment in the amount of $475,000 as a result of working capital deficiencies at the closing of the transaction. The Company paid this amount to the purchaser on June 14, 2002. The remaining $75,000 reserve related to a retention bonus which was substantially paid to a key employee of IMC during the nine month period ended September 30, 2002. (d) Closure of South Texas Ship Repair

                    On December 19, 2001, the Company decided to close the South Texas Ship Repair ("STSR") business, which was acquired as part of the Sherikon acquisition in October 2000. STSR specialized in the repair of ships for both government and commercial customers. Revenues were approximately $445,000 and $2.9 million, and operating losses were approximately $1.1 million and $1.3 million for the three and nine months ended September 30, 2001, respectively. The remaining expected costs of fulfilling STSR's existing contracts of approximately $264,000 have been accrued at September 30, 2002.

(4)      Use of Proceeds from Initial Public Offering

     The net proceeds to the Company from the sale of 4,687,500 shares of common stock in the Company's IPO was $75.2 million, based on an initial public offering price of $18.00 per share, after deducting underwriting discounts and commissions of $5.9 million and offering costs and expenses of $3.3 million.

           The Company used the net proceeds from the IPO to:

          o repay $11.4 million of its debt outstanding under the term loan portion of its credit facility;

          o temporarily pay down $39.5 million on the revolving loan portion of its credit facility on March 15, 2002 (the revolving loan was subsequently increased on April 15, 2002 to redeem $25.0 million principal amount of the Company's 12% notes);

          o redeem $25.0 million principal amount of its 12% notes on April 15, 2002, and to pay accrued interest of $1.3 million thereon and the associated $3.0 million prepayment premium (pending the permanent use of such net proceeds, the Company used such funds to temporarily reduce the revolving portion of its credit facility);

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

     The remainder of the net proceeds to the Company from the IPO, approximately $12.5 million, was temporarily invested in short-term investment grade securities and subsequently liquidated and used to repay amounts outstanding under the Company's revolving portion of its credit facility. The Company also used $2.5 million of the IPO proceeds temporarily to repay debt under the revolving portion of its credit facility with the intention of repaying in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc., which was acquired by the Company in October 2000. On October 18, 2002, the Company asserted an indemnification claim against the former shareholders of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. The Company is treating this indemnification claim as a set off against the $2.5 million promissory note obligation.

     As a result of the  permanent  reduction of a portion of its debt under the term loan, the Company wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the term loan that was repaid. The write-off of $185,000, net of tax, has been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations. In addition, as a result of the redemption of the $25.0 million principal amount of the Company's 12% notes, the Company incurred a $3.0 million prepayment premium and wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the 12% notes that were repaid. The prepayment premium and write-off of deferred financing fees, totaling $2.4 million, net of tax, have been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2002.

(5) Acquisition of the Training Division of SIGCOM, Inc.

     On July 20, 2001, the Company acquired the assets, contracts and personnel of the training division of SIGCOM, Inc. ("SIGCOM"). The principal business of SIGCOM's training division is the design, construction, instrumentation, training and maintenance of simulated live-fire training facilities to help acclimate members of the armed forces to combat conditions for mobile operations on urban terrain. The Company's primary reason for acquiring SIGCOM was the significant capabilities of SIGCOM that will augment the Company's defense training capabilities. The total purchase price was $11.0 million, excluding $409,000 of transaction costs, of which $10.0 million was paid in cash to the seller and $1.0 million of which was placed in escrow to secure the seller's obligations to indemnify the Company for certain potential liabilities which were not assumed. Transaction costs included a $100,000 fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The Company allocated approximately $4.1 million of the purchase price to accounts receivable, approximately $1.5 million to acquired accounts payable and accrued liabilities, and $440,000 of the purchase price to an intangible asset related to contract backlog, continues to be amortized over a two-year period, in accordance with SFAS No. 142. Approximately $8.1 million has been allocated to tax deductible goodwill arising from the acquisition, which, in accordance with SFAS No. 141 and 142, is not being amortized (see note 12).

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


                                                             Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                                    2001                         2001
                                                        --------------------------   -----------------------------

Total revenues                                            $               184,924      $               543,315
Total expenses                                                            181,240                      540,050
                                                        --------------------------   -------------------------

         Income before extraordinary item                 $                 3,684      $                 3,265
Extraordinary gain net of tax                                                  --                          330
                                                          ------------------------     -----------------------
Net Income                                                $                 3,684      $                  3,595
                                                        ==========================   ==========================
Basic earnings per common share                           $                  0.15      $                  0.15
                                                        ==========================   =========================
Diluted earnings per common share                         $                  0.14      $                   0.14
                                                        ==========================   ==========================


(6)      Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended September 30, 2002 and 2001 was approximately $8.1 million and $2.6 million, respectively. Comprehensive income (loss) for the nine months ended September 30, 2002 and 2001 was approximately, $19.0 million and $1.6 million, respectively. Other comprehensive income (loss) for the three months ended September 30, 2002 and 2001 includes foreign currency translation gains (losses) of approximately $17,000, and $(16,000), respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $(101,000) and $(816,000), respectively, net of tax. Comprehensive income (loss) for the nine months ended September 30, 2002 and 2001, includes foreign currency translation gains of approximately $11,000 and $92,000, respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $1.2 million and $(1.3) million, respectively, net of tax. For the nine months ended September 30, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the nine months ended September 30, 2002 includes losses of $1.9 million associated with these cancellations. Prior to cancellation, losses associated with these interest rate swap agreements were recorded as a component of accumulated other comprehensive loss.

(7)      Computation of Earnings Per Share

                                                                            For the three months ended
                                                                                September 30, 2002

                                                          Income                 Weighted average shares         Per Share
                                                        (Numerator)                     (Denominator)             Amount
                                                                    (in thousands, except share and per share data)

    Basic earnings per share:
    Income before extraordinary item                   $           8,166                  34,184,263         $             0.24
    Extraordinary loss, net of tax                                    --                  34,184,263                         --
                                                  ------------------------                              ------------------------
    Net income                                         $            8,166                 34,184,263         $             0.24
                                                  =======================                               =======================
    Stock options                                                                          2,370,411                          --
    Diluted earnings per share:
    Income before extraordinary item                   $           8,166                  36,554,674         $             0.22
    Extraordinary loss, net of tax                                    --                  36,554,674                         --
                                                  ------------------------                              ------------------------
    Net income                                         $            8,166                 36,554,674         $             0.22
                                                  =======================                               =======================



                                                                            For the three months ended
                                                                                September 30, 2001

                                                           Income                Weighted average shares         Per Share
                                                        (Numerator)                      (Denominator)            Amount
                                                                    (in thousands, except share and per share data)

    Basic earnings per share:
    Income before extraordinary item                   $            3,385                 23,933,184         $             0.14
    Extraordinary gain, net of tax                                     --                 23,933,184                          --
                                                  ------------------------                              ------------------------
    Net income                                         $            3,385                 23,933,184         $             0.14
                                                  ========================                              =======================
    Stock options                                                                          2,461,641                         --
    Diluted earnings per share:
    Income before extraordinary item                   $            3,385                 26,394,825         $             0.13
    Extraordinary gain, net of tax                                     --                 26,394,825                          --
                                                  ------------------------                              ------------------------
    Net income                                         $            3,385                 26,394,825         $            0.13
                                                  ========================                              =======================




                                                                             For the nine months ended
                                                                                September 30, 2002

                                                           Income                Weighted average shares         Per Share
                                                         Numerator)                   (Denominator)               Amount
                                                                   (in thousands, except share and per share data)

    Basic earnings per share:
    Income before extraordinary item                   $          20,390                  31,430,331         $             0.65
    Extraordinary loss, net of tax                                (2,581)                 31,430,331                      (0.08)
                                                  ------------------------                              ------------------------
    Net income                                         $          17,809                  31,430,331         $             0.57
                                                  =======================                               ========================
    Stock options                                                     --                  2,484,737                          --
    Diluted earnings per share:
    Income before extraordinary item                   $          20,390                  33,915,068         $             0.61
    Extraordinary loss                                            (2,581)                 33,915,068                      (0.08)
                                                  ------------------------                              ------------------------
    Net income, net of tax                             $           17,809                 33,915,068         $             0.53
                                                  =======================                               =======================



                                                                             For the nine months ended
                                                                                September 30, 2001

                                                           Income                Weighted average shares         Per Share
                                                        (Numerator)                   (Denominator)                Amount
                                                                  (in thousands, except share and per share data)

    Basic earnings per share:
    Income before extraordinary item                   $            2,648                   23,917,425       $             0.11
    Extraordinary gain, net of tax                                    330                 23,917,425                       0.01
                                                  ------------------------                              -----------------------
    Net income                                         $           2,978                  23,917,425         $             0.12
                                                  ========================                              =======================
    Stock options                                                      --                  1,692,976                         --
    Diluted earnings per share:
    Income before extraordinary item                   $            2,648                   25,610,401       $             0.11
    Extraordinary gain, net of tax                                    330                 25,610,401                       0.01
                                                  ------------------------                              -----------------------
    Net income                                         $            2,978                 25,610,401         $             0.12
                                                  ========================                              =======================

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



                                                                      As of September 30, 2002
                                          ----------------------------------------------------------------------------------------
                                                                  Guarantor                                           Consolidated
 Unaudited Condensed Consolidated               Anteon                                                                    Anteon
  Balance Sheets                             International                       Non-Guarantor      Elimination       International
                                              Corporation      Subsidiaries       Subsidiaries       Entries           Corporation
                                              -----------      ------------       ------------       -------           -----------
                                                                             (in thousands)
 Cash and cash equivalents                $          983    $      4,192     $         854     $          --    $           6,029
 Accounts receivable, net                             --         194,658               431                --              195,089
 Other current assets                              1,257           3,892               445                --                5,594
 Property and equipment, net                       1,524           8,455               122                --               10,101
 Due from parent                                (21,906)          22,527             (621)                --                   --
 Investments in and advances to
   subsidiaries                                   23,898         (1,130)                --          (22,768)                   --
 Goodwill, net                                    94,946          43,673                --              --                138,619
 Intangible and other assets, net                 66,564           1,333               197          (60,000)                8,094
                                             -----------       ---------         ---------       -----------        -------------
  Total assets                            $       167,266   $    277,600     $       1,428     $    (82,768)    $        363,526
                                             ============      =========         ==========      ============       =============

 Indebtedness                             $       99,627    $     80,562     $          --     $    (60,000)    $         120,189
 Accounts payable                                    607          52,812               214                --               53,633
 Accrued expenses and other current
   liabilities                                     4,380          48,603               297                --               53,280
 Deferred revenue                                     --           6,800               222                --                7,022
 Other long-term liabilities                          --           9,854                70                --                9,924
                                             -----------       ---------         ---------       -----------        -------------
 Total liabilities                               104,614         198,631               803          (60,000)              244,048

 Minority interest in subsidiaries                    --              --               141                --                  141
 Total stockholders' equity (deficit)             62,652          78,969               484          (22,768)              119,337
                                             -----------       ---------         ---------       -----------        -------------
 Total  liabilities  and  stockholders'
   equity (deficit)                       $     167,266     $    277,600     $       1,428     $    (82,768)    $         363,526
                                             ==========        =========         =========       ===========        =============





                                                                    For the nine months ended September 30, 2002
                                               -------------------------------------------------------------------------------------
                                               -------------------------------------------------------------------------------------
                                                                                                                      Consolidated
 Unaudited Condensed Consolidated                                                                                         Anteon
 Statements of Operations                      International        Guarantor       Non-Guarantor      Elimination    International
                                                Corporation       Subsidiaries       Subsidiaries        Entries        Corporation
                                               ---------------    --------------   -----------------   -------------  --------------
                                                                                   (in thousands)

Revenues                                   $            --    $      610,905    $          3,556   $      (5,581)  $        608,880
Costs of revenues                                       10           528,650               3,199          (5,581)           526,278
                                               -----------       ------------      --------------      -----------    -------------
Gross profit (loss)                                   (10)            82,255                  357               --            82,602
                                               -----------       ------------      --------------      -----------    --------------
Total operating expenses                            1,792             40,500                 265          (7,042)            35,515
                                               -----------       ------------      --------------      -----------    -------------
Operating income (loss)                            (1,802)            41,755                  92            7,042             47,087
Other income (loss)                                  4,609             2,850                   --         (7,042)               417
Interest expense (income), net                      8,250              5,836                (12)                --           14,074
Minority    interest    in   earnings   of
  subsidiaries                                          --                 --                (3)                --              (3)
                                               -----------       ------------      --------------      -----------    -------------
Income (loss) before  provision for income
  taxes and extraordinary loss                    (5,443)             38,769                 101                --           33,427
Provision for (benefit from) income taxes         (2,542)             15,491                  88                --           13,037
                                               -----------       ------------      --------------      -----------    -------------
Income (loss) before extraordinary loss           (2,901)             23,278                   13               --           20,390
Extraordinary loss, net of tax                     (2,581)                 --                  --               --          (2,581)
                                               -----------       ------------      --------------      -----------    -------------
Net income (loss)                          $      (5,482)     $       23,278    $              13  $            -- $         17,809
                                               ===========       ============      ==============      ===========    =============



                                                                         For the nine months ended September 30, 2002
                                                          -------------------------------------------------------------------------
Unaudited  Condensed  Consolidated  Statements of Cash                                                                 Consolidated
Flows                                                        Anteon                                                      Anteon
                                                          International       Guarantor          Non-Guarantor       International
                                                           Corporation       Subsidiaries        Subsidiaries         Corporation
                                                          -------------  -----------------  --------------------  -----------------
                                                                                        (in thousands)
OPERATING ACTIVITIES:
Net income (loss)                                         $      (5,482)    $    23,278     $           13       $       17,809
Adjustments  to  reconcile  net  income  (loss) to net
  cash provided by (used for) operating activities:
  Extraordinary item, before income taxes                          4,232             --                 --                4,232
  Interest rate swap termination                                 (1,903)             --                 --              (1,903)
  Depreciation and amortization of property and
     equipment                                                       502          2,832                 48                3,382
  Other intangibles amortization                                   1,266            164                 --                1,430
  Amortization of deferred financing fees                            892             --                 --                  892
  Loss on disposals of property and equipment                         --             79                 --                   79
  Deferred income taxes                                            2,537          1,101                 --                3,638
  Minority interest in earnings of subsidiaries                       --             --                  3                    3
Changes in assets and liabilities                                (1,117)       (41,129)                583             (41,663)
                                                             -----------   ------------       ------------         ------------
NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES                                                 927       (13,675)                647             (12,101)
                                                             -----------   ------------       ------------         ------------

INVESTING ACTIVITIES:
  Purchases of property, equipment and other assets                (198)        (2,234)               (44)              (2,476)
  Proceeds from the sale of building                                  --          1,802                 --                 1,802
                                                             -----------   ------------       ------------         -------------
NET CASH USED FOR INVESTING ACTIVITIES                             (198)          (432)               (44)                (674)
                                                             -----------   ------------       ------------         ------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                                 --           (34)                 --                 (34)
  Payment of credit facility amendment fee                         (604)             --                 --                (604)
  Principal payments on term loan                               (24,903)             --                 --             (24,903)
  Proceeds from revolving facility                                    --        642,400                 --              642,400
  Principal payments on revolving facility                      (18,700)      (622,400)                 --            (641,100)
  Redemption of senior subordinated notes payable               (25,000)             --                 --             (25,000)
  Prepayment premium on senior subordinated notes
  payable                                                        (3,000)             --                 --              (3,000)
  Proceeds from issuance of common stock, net of
      expenses                                                    80,983             --                 --               80,983
  Principal payments on subordinated notes payable
     to stockholders                                             (7,499)             --                 --              (7,499)
  Payment of subordinated notes payable-related
     party                                                       (4,369)             --                 --              (4,369)
                                                             -----------   ------------       ------------         ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             (3,092)         19,966                 --               16,874
                                                             -----------   ------------       ------------         ------------

CASH AND CASH EQUIVILANTS:
Net increase (decrease) in cash and cash equivalents             (2,363)          5,859                603                4,099
Cash and cash equivalents, beginning of period                     3,347        (1,668)                251                1,930
                                                             -----------   ------------       ------------         ------------
Cash and cash equivalents, end of period                  $          984    $     4,191     $          854       $        6,029
                                                             ===========   ============       ============         ============





                                                                     For the nine months ended September 30, 2001
                                                                                                                       Consolidated
Unaudited Condensed Consolidated Statements        Anteon                                                                 Anteon
  of Operations                                International        Guarantor        Non-Guarantor     Elimination    International
                                                Corporation        Subsidiaries       Subsidiaries       Entries        Corporation
                                               ---------------    ---------------   -----------------  ------------- --------------
                                                                                    (in thousands)

Revenues                                     $            --  $       532,123    $       6,963    $     (4,246)    $     534,840
Costs of revenues                                         --          469,183            6,358          (4,246)          471,295
                                               ---------------    -------------    -------------      -----------     -------------
Gross profit                                              --           62,940              605               --           63,545
Total operating expenses                               2,210           38,085              337               --           40,632
                                               ---------------    -------------    -------------      -----------     -------------
Operating income (loss)                              (2,210)           24,855              268               --           22,913
Other income                                              --            3,907               --                             3,907
Interest expense (income), net                        14,673            5,634              (8)               --           20,299
Minority  interest in  (earnings)  losses of
  subsidiaries                                          (20)               32             (42)               --             (30)
                                               ---------------    -------------    -------------      -----------     -------------
Income  (loss)  before  provision for income        (16,903)           23,160              234               --            6,491
  taxes and extraordinary item
Provision for (benefit from) income taxes            (7,615)           11,372               86               --            3,843
                                               -------------      -----------      -----------        ---------       ----------

Income (loss) before extraordinary item              (9,288)           11,788              148               --            2,648
Extraordinary gain, net of tax                           330               --               --               --              330
                                               -------------      -----------      -----------        ---------       ----------
Net income (loss)                            $       (8,958)  $        11,788    $         148    $          --    $       2,978
                                               =============      ===========      ===========        ==========      ==========





                                                                             For the nine months ended September 30, 2001
                                                             ----------------------------------------------------------------------
                                                                                                                   Consolidated
Unaudited Condensed Consolidated Statements of Cash Flows        Anteon                                               Anteon
                                                              International    Guarantor       Non-Guarantor      International
                                                               Corporation    Subsidiaries      Subsidiaries       Corporation
                                                             --------------  --------------   ----------------   ----------------
                                                                                         (in thousands)
OPERATING ACTIVITIES:
Net income                                                   $    (8,958)    $      11,788       $       148       $     2,978
   Adjustments  to reconcile net income to net cash provided
   by operating activities
   Gain on sales of assets and closure of business                     --          (3,907)                --           (3,907)
   Extraordinary item, before income taxes                          (519)               --                --             (519)
   Depreciation and amortization of property and equipment            716            5,188                33             5,937
   Amortization of noncompete agreements                               --              349                --               349
   Goodwill amortization                                            3,219            1,027                --             4,246
   Other intangibles amortization                                   1,665               43                --             1,708
   Amortization of deferred financing fees                            915               --                --               915
   Loss on disposals of property and equipment                         --               23                --                23
   Deferred income taxes                                            2,405              359                --             2,764
   Minority interest in (earnings) losses of subsidiaries              20             (32)                42                30
Changes in assets and liabilities                                  15,343          (1,488)               197            14,052
                                                                -----------    ------------       -------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          14,806           13,350               420            28,576
                                                                -----------    ------------       -------------     ------------

INVESTING ACTIVITIES:
  Purchases of property equipment and other assets                  (217)          (1,223)              (87)           (1,527)
  Inter-company transfers                                           (337)              120               217                --
  Proceeds from sale of business                                       --           11,325                --            11,325
  Acquisitions, net of cash acquired                                 (21)         (10,994)                --          (11,015)
                                                                -----------    ------------       -------------     ------------
 NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES               (575)            (772)               130           (1,217)
                                                                -----------    ------------       -------------     ------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                                  --            (173)                --             (173)
  Principal payments on term loan                                 (8,014)               --                --           (8,014)
  Proceeds from revolving facility                                552,800               --                --           552,800
  Principal payments on revolving facility                      (564,200)               --                --         (564,200)
  Proceeds from issuance of common stock, net of expenses              --               --                --            104 --
  Payments on note payable to Ogden                               (3,212)               --                --           (3,212)
  Payments on completion bonus                                         --             (20)                --              (20)
  Proceeds from minority interest, net                                104               --                --               104
                                                                -----------    ------------       -------------     ------------
NET CASH USED FOR FINANCING ACTIVITIES                           (22,522)            (193)                --          (22,715)
                                                                -----------    ------------        -------------     ------------
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents              (8,291)           12,385               550             4,644
Cash and cash equivalents, beginning of period                        844              491                99             1,434
                                                                -----------    ------------        -------------     ------------
                                                                -----------    ------------        -------------     ------------
Cash and cash equivalents, at end of period                  $    (7,447)    $      12,876       $       649       $     6,078
                                                                ===========    ============        =============     ============

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


                                                                    As of and for the Nine Months Ended September 30, 2001
                                                                                    (amounts in thousands)
                                                         Government
                                                        Contracting       Interactive Media      Eliminations        Consolidated
                                                      -----------------   -----------------     ----------------    ----------------

Total assets                                         $   312,581          $        5,680       $           --     $      318,261
                                                       =============         ==============        ===========       =============

Sales to unaffiliated customers                          514,428                  20,412                   --            534,840
Intersegment sales                                            49                      15                 (64)                 --
                                                      -------------      -  --------------    -   -----------    -  -------------
Total revenues                                       $   514,477          $       20,427       $         (64)     $      534,840

Operating income                                          21,944                     969                  --              22,913
    Other Income                                                                                                           3,907
    Interest expense, net                                                                                                 20,299
    Minority interest in earnings of subsidiaries                                                                           (30)
                                                                                                                     -------------
    Income before provision for income taxes
and extraordinary item                                                                                                     6,491
    Provision for income taxes                                                                                             3,843
                                                                                                                     -------------

Income before extraordinary item                                                                                           2,648
    Extraordinary gain, net of tax                                                                                           330
                                                                                                                     -------------
    Net income                                                                                                    $        2,978
                                                                                                                     =============



                                                                    As of and for the Three Months Ended September 30, 2001
                                                                                    (amounts in thousands)

                                                         Government
                                                        Contracting        Interactive Media       Eliminations      Consolidated
                                                       ----------------    -------------------    --------------    ---------------

Total assets                                          $     312,581       $        5,680         $       --         $       318,261
                                                       =============       ==============          =========          =============

Sales to unaffiliated customers                             179,676               4,011                  --                183,687
Intersegment sales                                               13                  --                (13)                     --
                                                       -------------       --------------          ---------          -------------
Total revenues                                        $     179,689       $        4,011          $     (13)        $       183,687

Operating income                                              9,668                 210                  --                  9,878
    Other Income                                                                                                             3,320
    Interest expense, net                                                                                                    6,351
    Minority interest in earnings of subsidiaries                                                                             (33)
                                                                                                                      -------------
    Income before provision for income taxes
and extraordinary item                                                                                                       6,814
    Provision for income taxes                                                                                               3,429
                                                                                                                      -------------

Income before extraordinary item                                                                                             3,385
Extraordinary gain net of tax                                                                                                   --
                                                                                                                      -------------
Net Income                                                                                                      $            3,385
                                                                                                                      =============

     For the three and nine months ended September 30, 2002, the Company reports one aggregated segment, delivering a broad array of information technology and systems engineering and integration services under contracts with the U.S. Government. No single customer or individual contract accounted for 10% or more of the Company's accounts receivable or revenues for the period ended September 30, 2002. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States as of September 30, 2002.

(10)     Interest Rate Swap Agreements and Amendment to Credit Facility

     For the nine months ended September 30, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the nine months ended September 30, 2002 includes losses of $1.9 million associated with these cancellations.

     Over the next twelve months, approximately $170,000 of losses related to the interest rate swaps are expected to be reclassified into remaining interest expense as a yield adjustment of the hedged debt obligation. As of September 30, 2002, the fair value of the Company's remaining interest rate swap agreements of $14.2 million resulted in a net liability of $839,000 and has been included in other current liabilities.

     For the nine months ended September 30, 2002, the Company incurred approximately $604,000 in expenses related to an amendment, dated February 1, 2002, to the Company's credit facility. These expenses have been capitalized as additional deferred financing fees and are being amortized over the remaining term of the credit facility.

(11)     Legal Proceedings

     The Company is involved in various legal proceedings in the ordinary course of business. On March 8, 2002, the Company received a letter from one of the Company's principal competitors, which is the parent company of one of the Company's subcontractors, claiming that the Company had repudiated its obligation under a subcontract with the subcontractor. The letter also alleged that the Company was soliciting employees of the subcontractor in violation of the subcontract and stated that the subcontractor would seek arbitration, injunctive relief and other available remedies. The Company notified the parent company of the subcontractor that the Company believed that it had completely abided by its agreement with the subcontractor and advised that the Company intended to defend itself vigorously against any claims asserted in the letter. The subcontractor has filed a demand for arbitration to which the Company has filed an answer and counter demand.

     The parties have agreed to stipulate to a continuation during the arbitration proceeding of the substance of a previously issued temporary injunction, with certain modifications. The initial arbitration hearing concluded on September 16, 2002. Post-hearing briefs were filed with the arbitrator on October 21, 2002. A final decision is expected in December 2002.

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

     The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as of January 1, 2002, except for acquisitions occurring after June 30, 2001, for which the provisions of SFAS No. 141 and SFAS No. 142 were applicable. As of January 1, 2002, the Company reclassified approximately $1.9 million of intangible assets associated with an acquired employee workforce from intangible assets to goodwill, which in accordance with SFAS No. 142, are no longer separately identifiable from goodwill. As of September 30, 2002, the Company has approximately $8.5 million of intangible assets ($3.2 million net of accumulated amortization) related to contract backlog intangible assets, which are being amortized straight-line over periods of up to 5 years.

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

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units as of January 1, 2002. The Company determined the estimated fair value of each reporting unit and compared it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units' fair value was less than the carrying value was noted. In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit, an indication would exist that a reporting unit's goodwill may be impaired, and the Company would be required to perform the second step of the transitional impairment test as soon as possible. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would be recognized immediately as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

     Had the amortization provisions of SFAS No. 142 been applied as of January 1, 2001 for all of the Company's acquisitions, the Company's income (loss) before extraordinary gain, net income (loss) and earnings (loss) per common share would have been as follows (unaudited) (in thousands, except per share data):

                                                                            Three months ended             Nine months ended
                                                                            September 30, 2001            September 30, 2001
                                                                            ------------------            ------------------

             Income before extraordinary item                       $                      3,385   $                     2,648
             Add back:  Goodwill amortization                                              1,354                         4,246
             Add back:  Workforce amortization                                               136                           408
                                                                          ----------------------        ----------------------
             Adjusted income before extraordinary item              $                      4,679   $                     6,714
                                                                          ----------------------        ----------------------
             Adjusted net income                                    $                      4,679   $                     7,044
                                                                          ----------------------        ----------------------

             Basic earnings per share:
                 Income before extraordinary item                   $                       0.14   $                      0.11
                 Goodwill amortization                                                      0.06                          0.18
                 Workforce amortization                                                     0.01                          0.02
                                                                          ----------------------        ----------------------
                 Adjusted income before extraordinary item          $                       0.20   $                      0.28
                                                                          ----------------------        ----------------------
                 Adjusted net income                                $                       0.20   $                      0.29
                                                                          ----------------------        ----------------------

             Diluted earnings per share:
                 Income before extraordinary item                   $                       0.13   $                      0.11
                 Goodwill amortization                                                      0.05                          0.17
                 Workforce amortization                                                     0.01                          0.02
                                                                          ----------------------        ----------------------
                 Adjusted income before extraordinary item          $                       0.18   $                      0.26
                                                                          ----------------------        ----------------------
                 Adjusted net income                                $                       0.18   $                      0.28
                                                                          ----------------------        ----------------------


(13)     New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 retains the requirements of SFAS No. 121 to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope, which is now addressed in accordance with SFAS No. 142. The Company adopted SFAS No. 144 as of January 1, 2002, with no impact on the Company's consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement 13, and Technical Corrections. SFAS No. 145 addresses the reporting of gains and losses from extinguishment of debt. SFAS No. 145 rescinded FASB Statements 4 and 64. Under the new standard, only gains and losses from extinguishments meeting the criteria of Accounting Principles Board Opinion No. 30 would be classified as extraordinary items. Thus, gains or losses arising from extinguishments of debt that are part of the Company's recurring operations would not be reported as extraordinary items. Upon adoption, previously reported extraordinary gains or losses not meeting the requirements for classification as such in accordance with Accounting Principles Board Opinion No. 30 would be required to be reclassified for all periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS No. 145 as of January 1, 2003.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EFIT) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Under the new standard, a liability for a cost associated with an exit or disposal activity must be recognized and measured at its fair value in the period in which the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company plans to adopt SFAS No. 146 as of January 1, 2003.

(14)     Senior Subordinated Notes

     In connection with the Company's IPO, on April 15, 2002 the Company redeemed $25.0 million of the outstanding principal amount of its 12% senior subordinated notes payable due in 2009. The redemption payment of $29.3 million included a $3.0 million pre-payment premium and $1.3 million in accrued interest through the date of redemption. In addition, the Company wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the 12% notes that were redeemed. The $3.0 million prepayment premium and write-off of the deferred financing fees totaling $2.4 million, net of tax, have been reflected as an extraordinary loss in the accompanying unaudited condensed consolidated statements of operations.

(15)     Subsequent Event

     On October 21, 2002, the Company entered into an amended and restated credit agreement governing its credit facility. This amendment and restatement, among other things, provides for the potential increase to the revolving loan portion of the Company's credit facility to a maximum of $200 million, loosens certain restrictions on its ability to incur indebtedness and make investments, and makes appropriate revisions to the definition of change in control to reflect the fact that the Company's IPO has occurred. The amended and restated credit agreement also permits the Company to elect from time to time to (i) repurchase certain amounts of its subordinated debt and outstanding common stock from its share of excess cash flow (as defined in the credit agreement); and
(ii) repurchase certain amounts of its subordinated debt from its share of net cash proceeds of issuances of equity securities.

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

     We currently serve over six hundred U.S federal government clients, as well as state and foreign governments. For the nine months ended September 30, 2002, we estimate that approximately 90% of our revenue was from contracts where we were the lead, or "prime" contractor. We provide our services under long-term contracts that generally have terms of five years or more. We have obtained ISO 9001 registration for our quality management systems at key facilities and have achieved Software Engineering Institute (SEI) Level 3 certification for our software development facility's processes. Our contract base is well diversified among government agencies. No single award contract or task order accounted for more than 5.6 % of revenues for the three and nine months ended September 30, 2002.

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

Revenues

     During the nine months ended September 30, 2002, we estimate that approximately 99% of our revenues were derived from services and approximately 1% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service related fixed price contracts, revenues are recognized using the units-of-delivery method.

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

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, perform under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 36% time and materials, 36% cost-plus and 28% fixed price during the nine months ended September 30, 2002, and can change over time depending on contract awards and acquisitions. Under cost-plus contracts, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

Costs

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, workman's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined unallowable under the Federal Acquisition Regulations can not be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for goodwill (prior to the adoption of SFAS No. 142 in January 2002) and intangibles from acquisitions, certain general and administrative expenses and, prior to our initial public offering, management fees paid to Caxton-Iseman Capital, Inc., an affiliate of our principal stockholders. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to manage our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies.

Goodwill

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. For acquisitions completed prior to July 1, 2001, and until the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the amortization period was dependent on the nature of the operations acquired. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather test for impairment of our goodwill at least annually using a fair value approach.

Long-Lived Assets and Identifiable Intangibles

     Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Suc events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate considering our cost of capital and the related risks of recoverability.

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

     Amortization expenses relate to the costs associated with goodwill (prior to our adoption of SFAS No. 142 on January 1, 2002) and intangible assets from our acquisitions. These intangible assets represent the fair value assigned to employee workforce as part of our acquisitions of A&T and Sherikon (prior to our adoption of SFAS No. 141 on January 1, 2002) and contract backlog as part of our acquisitions of A&T, Sherikon and SIGCOM. Amortization expenses also include costs associated with certain non-compete agreements entered into in connection with acquisitions.

     Interest expense is primarily for our 12% notes due 2009, our term loan and revolving credit facility, our subordinated notes payable and subordinated convertible promissory notes held by our stockholders prior to their repayment or conversion in connection with our IPO, and other miscellaneous interest costs. In addition, approximately $1.9 million of interest expense for the nine months ended September 30, 2002 relates to the recognition of previously unrecognized losses related to the termination of approximately $30.0 million in interest rate swaps.

     Other income is from non-core business items such as gains on the sales and closures of businesses and investments.

Backlog

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that we manage costs effectively, making us competitive on price. We believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted over the past four years. We have increased our total estimated contract value by $617.5 million, from $3.5 billion as of December 31, 2001, to $4.1 billion at September 30, 2002, of which $399.0 million was funded backlog as of September 30, 2002. Funded backlog increased $89.5 million to $399.0 million at September 31, 2002 from $309.5 million as of December 31, 2001. Our total estimated contract value represents the aggregate estimated contract revenue to be earned by us at a given time over the remaining life of our contracts. When more than one company is awarded a contract for a given work requirement, we include in total estimated contract value only our estimate of the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated contract value is not funded backlog. Our estimated contract value is based on our experience under contracts and we believe our estimates to be reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations. In addition, we are periodically asked to work at-risk on projects. At-risk means that the customer has asked us to work, or to continue working, on a project even though there are no funds appropriated and released for payment. In most cases, the government is in the process of funding the contract or tasks and makes the request to avoid disruptions to the project. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

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

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:



                                                                              For the Three Months Ended September 30,
                                                                              2002                                 2001
                                                                  ----------------------------        ------------------------------
                                                                                          ($ in thousands)
Revenues                                                         $       214,314          100.0%     $     183,687           100.0%
Costs of revenues                                                        184,585          86.1             160,958            87.6
                                                               -----------------   -----------     ----------------   ------------
Gross profit                                                              29,729          13.9              22,729            12.4
                                                               -----------------   -----------     ----------------   ------------
Operating expenses:
     General and administrative expenses                                  12,704           5.9              10,895             5.9
     Amortization                                                            476           0.2               1,956             1.1
                                                               -----------------   -----------     ----------------   ------------
Total operating expenses                                                  13,180           6.1              12,851             7.0
                                                               -----------------   -----------     ----------------   ------------
Operating income                                                          16,549           7.8               9,878             5.4
Other income, net                                                             57            --               3,320             1.8
Interest expense, net                                                      3,223           1.5               6,351             3.5
Minority interest in (earnings) losses of subsidiaries                         5             -                (33)              --
                                                               -----------------   -----------     ----------------   ------------
Income before income taxes and extraordinary item                         13,388           6.3               6,814             3.7
Provision for income taxes                                                 5,222           2.4               3,429             1.9
                                                               -----------------   -----------     ----------------   ------------
Income before extraordinary item                                           8,166           3.9               3,385             1.8
Extraordinary gain (loss), net of tax                                        --             --                  --              --
                                                               -----------------   -----------     ----------------   ------------
Net income                                                       $         8,166            3.9%     $       3,385             1.8%
                                                               =================   =============   ================   ==============





                                                                              For the Nine Months Ended September 30,

                                                                              2002                               2001
                                                                  ----------------------------          -----------------------
                                                                                          ($ in thousands)
Revenues                                                         $       608,880          100.0%     $     534,840           100.0%
Costs of revenues                                                        526,278          86.4             471,295            88.1
                                                               -----------------   -----------     ----------------   ------------
Gross profit                                                              82,602          13.6              63,545            11.9
                                                               -----------------   -----------     ----------------   ------------
Operating expenses:
     General and administrative expenses                                  34,085           5.6              34,329             6.4
     Amortization                                                         1,430            0.3               6,303             1.2
                                                               -----------------   -----------     ----------------   ------------
Total operating expenses                                                  35,515           5.9              40,632             7.6
                                                               -----------------   -----------     ----------------   ------------
Operating income                                                          47,087           7.7              22,913             4.3
Other income, net                                                            417           0.1               3,907             0.7
Interest expense, net                                                     14,074           2.3              20,299             3.8
Minority interest in earnings of subsidiaries                                (3)            --                 (30)             --
                                                               -----------------   -----------     ----------------   ------------
Income before income taxes and extraordinary item                         33,427           5.5               6,491             1.2
Provision for income taxes                                                13,037           2.2                3,843            0.7
                                                               -----------------   -----------     ----------------   ------------
Income before extraordinary item                                          20,390           3.3               2,648             0.5
Extraordinary gain (loss), net of tax                                   (2,581)          (0.4)                 330             0.1
                                                               -----------------   -----------     ----------------   ------------
Net income                                                       $        17,809            2.9%     $       2,978             0.6%
                                                               =================   =============   ================   ==============

REVENUES

     For the quarter ended September 30, 2002, revenues increased to $214.3 million, or 16.7%, from $183.7 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, revenues increased to $608.9 million, or 13.8%, from $534.8 million for the nine months ended September 30, 2001. The increase in revenues was attributable to organic growth and the acquisition of SIGCOM. These increases were offset in part by the sale of the commercial business of IMC on July 20, 2001. IMC's revenues for the commercial division were $976,000 and $11.7 million during the three and nine month period ended September 30, 2001, respectively. For the three and nine month periods ended September 30, 2002, our internal growth was 17.7% or $32.2 million and 15.6% or $82.1 million, respectively, excluding the impact of the closed or sold businesses. The increase in revenues resulted from growth in contracts for: the development of IT and communications systems for the intelligence community; training, modeling & simulation across our Defense department customer base; and support for Air Force acquisition and operations, which exhibited particularly strong growth. In addition, revenue for the three and nine months ended September 30, 2002 included approximately $3.9 million of unplanned revenue from direct materials supplied in support of military preparedness related to several international theaters of conflict.

COSTS OF REVENUES

     For the quarter ended September 30, 2002, costs of revenues increased by $23.6 million, or 14.7%, to $184.6 million from $161.0 million, for the quarter ended September 30, 2001. Costs of revenues as a percentage of revenues decreased to 86.1% from 87.6% for the quarter ended September 30, 2002. For the nine months ended September 30, 2002, costs of revenues increased by $55.0 million or 11.7% to $526.3 million from $471.3 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, costs of revenues as a percentage of revenues decreased to 86.4% from 88.1% for the nine months ended September 30, 2001. The costs of revenues increase was due primarily to the corresponding growth in revenues resulting from organic growth and the acquisition of SIGCOM. The majority of the increase in cost of revenues for the three and nine month periods ended September 30, 2002 was due to a $9.3 million and $24.5 million increase in direct labor and fringe and a $16.2 million and $35.3 million increase in other direct contract costs, respectively. The increases in direct labor and fringe and other direct contract costs were offset in part by reductions in certain overhead expenses.

     For the quarter ended September 30, 2002, gross profit increased $7.0 million, or 30.8 %, to $29.7 million from $22.7 million for the quarter ended September 30, 2001. For the nine month period ended September 30, 2002, gross profit increased $19.1 million, or 30.0%, to $82.6 million from $63.5 million for the nine month period ended September 30, 2001. The increase in gross profit for the quarter and nine month period ended September 30, 2002 was primarily a result of the sale or closure of unprofitable businesses during the prior year quarter and the impact of certain indirect cost reductions.




GENERAL AND ADMINISTRATIVE EXPENSES

     For the quarter ended September 30, 2002, general and administrative expenses increased $1.8 million, or 16.6%, to $12.7 million from $10.9 million for the quarter ended September 30, 2001. General and administrative expenses for the quarter ended September 30, 2002, as a percentage of revenues, remained constant at 5.9%. For the nine month period ended September 30, 2002, general and administrative expenses decreased $244,000, or 0.7%, to $34.1 million from $34.3 million for the nine months ended September 30, 2001. General and administrative expenses for the nine months ended September 30, 2002, as a percentage of revenues, decreased to 5.6% from 6.4%. Excluding certain items from the three and nine month periods ended September 30, 2001 and the impact of businesses sold or closed (described below), general and administrative expenses as a percentage of revenue would have been 5.7% and 5.5% of our revenues for the three and nine months ended September 30, 2001, respectively. Certain items totaling $1.9 million that were incurred in the first nine months of 2001, but not in 2002, included management fees of $750,000 paid to Caxton-Iseman Capital, Inc. for the nine months ended September 30, 2001 ($250,000 paid in the third quarter of 2001), a $600,000 settlement, and $497,000 in related legal fees incurred in the first quarter of 2001 for matters relating to a dispute with a former subcontractor. General and administrative expenses for the quarter and nine months ended September 30, 2001 also included costs related to several businesses which were either sold or closed during 2001, including IMC, Center for Information Technology Education ("CITE"), DisplayCheck and South Texas Ship Repair ("STSR").

AMORTIZATION

     For the quarter ended September 30, 2002, amortization expenses decreased $1.5 million, or 75.6%, to $476,000 from $2.0 million for the comparable period in 2001. Amortization as a percentage of revenues for the quarter ended
September 30, 2002 decreased to 0.2% from 1.1%. For the nine months ended September 30, 2002, amortization expenses decreased $4.9 million, or 77.3%, to $1.4 million from $6.3 million for the comparable period in 2001. Amortization as a percentage of revenues decreased to 0.3% from 1.2%. The decrease in amortization expenses was primarily attributable to the adoption of SFAS No. 141 and SFAS No. 142 as of January 1, 2002, which eliminated further amortization of goodwill. See note 12 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details.

OPERATING INCOME

     For the quarter ended September 30, 2002, operating income increased $6.7 million, or 67.5%, to $16.5 million from $9.9 million for the quarter ended September 30, 2001. Operating income as a percentage of revenues increased to 7.8% for the quarter ended September 30, 2002 from 5.4% for the comparable period in fiscal 2001. For the nine month period ended September 30, 2002, operating income increased $24.2 million, or 105.5%, to $47.1 million from $22.9 million for the nine month period ended September 30, 2001. Operating income as a percentage of revenues increased to 7.7% for the nine month period ended September 30, 2002 from 4.3% for the same period in fiscal 2001. Excluding this quarter's unplanned revenue from direct materials of $3.9 million, which bore no profit, the operating margin would have been 7.9% and 7.8% for the three and nine months ended September 30, 2002, respectively. Absent the $250,000 of management fees paid to Caxton-Iseman Capital and $1.9 million of expenses for the three and nine months ended September 30, 2001, respectively, described in the general and administrative expenses section above, assuming the allocation and amortization principles of SFAS No. 141 and SFAS No. 142 had been in effect as of January 1, 2001, assuming the elimination of our sold or closed operations, and including the operating results of SIGCOM for the three and nine months ended September 30, 2001, our operating income would have been $13.0 million and $36.3 million for the three and nine months ended September 30, 2001, and our operating margins would have been 7.1% and 6.9%, respectively.

OTHER INCOME

     For the quarter ended September 30, 2002, other income decreased $3.3 million to $57,000 from $3.3 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 other income decreased $3.5 million, to $417,000, from $3.9 million for the nine months ended September 30, 2002. Other income for the nine months ended September 30, 2002 includes a gain on the sale of Displaycheck assets, a previously discontinued business, and receipt of insurance proceeds for misappropriated equipment previously recorded as a loss. Other income for the three and nine month periods ended September 30, 2001 was comprised of gains on sales and closure of businesses of $3.3 million and $3.9 million, respectively. Gains on sales and closure of businesses consisted of a $100,000 gain on the sale of CITE's assets and $487,000 representing the remaining minority interest as of the date of closure of the Venture. In addition, in the third quarter of 2001 the Company sold IMC as discussed above, resulting in a gain of $3.3 million in the quarter.

INTEREST EXPENSE, NET

     For the quarter ended September 30, 2002, interest expense, net of interest income, decreased $3.1 million, or 49.3%, to $3.2 million from $6.3 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, interest expense, net of interest income, decreased $6.2 million, or 30.7%, to $14.1 million from $20.3 million for the nine months ended September 30, 2001. The decrease in interest expense was due primarily to a reduction in our debt as a result of the IPO and interest earned on excess funds available from the proceeds of the IPO. The decrease in interest expense was offset in part by the recognition of previously unrecognized losses of $1.9 million related to the termination of $30.0 million of interest rate swap agreements.

PROVISION FOR INCOME TAXES

     Our effective tax rate for the three and nine months ended September 30, 2002 was 39.0% compared with 50.3% and 59.2% for the three and nine months ended September 30, 2001, due to a reduction in non-deductible goodwill amortization expense as a result of the implementation of SFAS No. 141 and SFAS No. 142 as of January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Nine Months Ended September 30, 2002

     We used $12.1 million in cash from operations for the nine months ended September 30, 2002. By comparison, we generated $28.6 million in cash from operations for the nine months ended September 30, 2001. The use of cash from operations for the nine months ended September 30, 2002 was primarily the result of an increase in contract receivables created by an upgrade of software systems and procedures in preparation for electronic billing by two government paying offices that process a substantial percentage of our invoices, which caused delays in payment of contract receivables. The government systems upgrades are still in progress, however we expect collection of contract receivables from these two paying offices to improve over the next two quarters. Contract receivables increased $63.7 million for the nine months ended September 30, 2002. Principally as a result of the above, total days sales outstanding increased from 66 days in September 2001 to 82 days as of September 30, 2002. Accounts receivable totaled $195.1 million at September 30, 2002 and represented 53.6% of total assets at that date. Additionally, increases in accounts payable and accrued expenses generated $18.8 million of cash from operations, a 5.9% decrease from 2001. For the nine months ended September 30, 2002, net cash used for investing activities was $674,000, which was attributable to purchases of property, plant and equipment, offset in part by $1.8 million in proceeds received from the sale of our facility in Butler, Pennsylvania. Cash provided by financing activities was $16.9 million for the nine months ended September 30, 2002.

     On March 15, 2002, we completed our IPO with the sale of 4,687,500 shares of our common stock. Our net proceeds were $75.2 million, based on an IPO price of $18.00 per share, after deducting underwriting discounts and commissions of $5.9 million and estimated offering costs and expenses of $3.3 million. We used the net proceeds from the IPO to: repay $11.4 million of our debt outstanding under the term loan portion of our credit facility; temporarily pay down $39.5 million on the revolving loan portion of our credit facility on March 15, 2002 (the revolving loan was subsequently increased on April 15, 2002 to redeem $25.0 million principal amount of our 12% notes); redeem $25.0 million principal amount of our 12% notes on April 15, 2002, and to pay accrued interest of $1.3 million thereon and the associated $3.0 million prepayment premium (pending the permanent use of such net proceeds we used such funds to temporarily reduce the revolving portion of our credit facility); to repay in full our $7.5 million principal amount subordinated promissory note held by Azimuth Technologies, L.P., one of our principal stockholders, including $50,000 aggregate principal amount of our subordinated promissory notes, held by present members of the Company's management; and to repay $4.4 million of our subordinated notes, relating to accrued interest on the Company's $22.5 million principal amount subordinated convertible promissory note held by Azimuth Tech. II LLC, one of our principal stockholders.

     The remainder of the net proceeds to us from the IPO, approximately $12.5 million, was temporarily invested in short-term investment grade securities and subsequently liquidated and used to repay amounts outstanding under the revolving portion of our credit facility. We also used $2.5 million of the IPO proceeds, temporarily to repay debt under the revolving portion of our credit facility with the intention of repaying in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc. On October 18, 2002, we asserted an indemnification claim against the former shareholders of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. We are treating this indemnification claim as a set off against the $2.5 million promissory note obligation.

     Historically, our primary liquidity requirements have been for debt service under our existing credit facility and 12% notes, and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing credit facility. Our existing credit facility is a six-year line of credit that expires June 23, 2005. The facility consists of a term loan and a revolving line of credit allowing for aggregate borrowings of up to $120.0 million. Borrowings from the revolving line of credit can be made based upon a borrowing base consisting of a portion of our eligible billed and unbilled receivable balances. In addition, the credit facility requires us to meet certain quarterly financial covenants. The key covenants are the leverage ratio, fixed charge coverage ratio and interest coverage ratio. For the period ended September 30, 2002, we complied with all the financial covenants. At September 30, 2002, total debt outstanding under our credit facility was approximately $42.2 million, consisting of $22.2 million of term loan, and $20.0 million outstanding under our revolving credit facility. The total funds available to us under the revolving loan portion of our credit facility as of September 30, 2002 were $93.0 million. However, under certain conditions related to excess annual cash flow, as defined in our credit agreement, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our credit agreement, borrowings under the term loan. Due to excess cash flows generated during 2001, we made an additional principal payment of $10.7 million under the term loan portion of our credit facility during the quarter ended March 31, 2002. In addition, borrowings under the credit facility mature on June 23, 2005, and we are scheduled to pay quarterly installments of approximately $950,000 under the term portion until the credit facility matures on June 23, 2005. As of September 30, 2002, we did not have any capital commitments greater than $1.0 million.

     On October 21, 2002, we entered into an amended and restated credit agreement governing our credit facility. This amendment and restatement, among other things, provides for the potential increase to the revolving loan portion of our credit facility to a maximum of $200 million, loosens certain restrictions on our ability to incur indebtedness and make investments, and made appropriate revisions to the definition of change in control to reflect the fact that our IPO has occurred. The amended and restated credit agreement also permits the Company to elect from time to time to (i) repurchase certain amounts of its subordinated debt and outstanding common stock from its share of excess cash flow (as defined in the credit agreement); and (ii) repurchase certain amounts of its subordinated debt from its share of net cash proceeds of issuances of equity securities.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business and the delays in government funding and payment. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

     We  have   relatively   low  capital   investment   requirements.   Capital
expenditures were $2.5 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively, primarily for leasehold improvements and office equipment. We use operating leases to fund some of our equipment needs, primarily for personal computers. As of September 30, 2002, we had equipment with a book value of approximately $14.3 million on lease.

     In the past we have engaged in acquisition activity, and we intend to do so in the future. Historically, we have financed our acquisitions through a combination of bank debt, subordinated debt, subordinated public and private debt and equity investments. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our credit facility, bank loans, equity offerings, or some combination of the foregoing.

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

INFLATION

     We do not believe that inflation has had a material effect on our business in the quarter ended September 30, 2002.

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

     On January 29, 2002, we cancelled approximately $30 million of interest swap agreements and recognized previously unrecognized losses of $1.9 million in interest expense for the quarter ended March 31, 2002. As of September 30, 2002, the fair value of our remaining interest rate swap agreements of $14.2 million resulted in a net liability of $839,000 and has been included in other current liabilities.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $182,000 and $180,000 for the nine months ended September 30, 2002 and 2001, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of filing of this quarterly report, that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal controls.

             Not applicable.

PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1.           LEGAL PROCEEDINGS

     We are involved in various legal proceedings in the ordinary course of business. On March 8, 2002, we received a letter from one of our principal competitors, which is the parent company of one of our subcontractors, claiming that we had repudiated its obligation under a subcontract with the subcontractor. The letter also alleged that we were soliciting employees of the subcontractor in violation of the subcontract and stated that the subcontractor would seek arbitration, injunctive relief and other available remedies. We notified the parent company of the subcontractor that we believed that we had completely abided by our agreement with the subcontractor and advised that we intended to defend ourselves vigorously against any claims asserted in the letter. The subcontractor has filed a demand for arbitration to which we have filed an answer and counter demand.

     The parties have agreed to stipulate to a continuation during the arbitration proceeding of the substance of a previously issued temporary injunction, with certain modifications. The initial arbitration hearing concluded on September 16, 2002. Post-hearing briefs were filed with the arbitrator on October 21, 2002. A final decision is expected in December 2002.

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

                  NONE


ITEM 5.           OTHER INFORMATION

                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

99.1     Certification of Joseph M. Kampf
99.2     Certification of Carlton B. Crenshaw

                  B. REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ANTEON INTERNATIONAL CORPORATION


Date:   November 6 2002               By:  /s/ Joseph Kampf
        -------------------                -------------------------------------
                                            Joseph Kampf - President and
                                            Chief Executive Officer



Date:   November 6 2002               By:  /s/ Carlton B. Crenshaw
        -------------------                -------------------------------------
                                          Carlton B. Crenshaw-Executive Vice
                                          President and Chief Financial Officer

                                 Certifications


I, Joseph M. Kampf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anteon International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002               By: /s/ Joseph M. Kampf
      ---------------------             --------------------------------
                                        Joseph M. Kampf
                                        President and Chief Executive Officer

                                 Certifications


I, Carlton B. Crenshaw, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anteon International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002                   By: /s/ Carlton B. Crenshaw
      ---------------------                 --------------------------------
                                             Carlton B. Crenshaw
                                             Executive Vice President and
                                             Chief Financial Officer