Form 10-K
ANTEON INTERNATIONAL CORP
filed 2003-03-11
CIK 1163842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K
                                   (Mark One)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        Commission File Number: 001-31258

                             -----------------------

                        ANTEON INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                               Delaware 13-3880755
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

                              3211 Jermantown Road
                             Fairfax, VA 22030-2801
                    (Address of Principal Executive Offices)

                                 (703) 246-0200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, $0.01 par value per share

    Name of each exchange on which registered: New York Stock Exchange (NYSE)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                             -----------------------
           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes |X|   No |_|

          Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $491,132,028 (based on the closing price of $25.28 per share on June 28, 2002, as reported by the New York Stock Exchange- Corporate Transactions). For this computation, the registrant excluded the market value of all shares of its common stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
    Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
    |_|


    There were 34,452,928 shares of common stock outstanding as of February 25, 2003.

                           FORWARD-LOOKING STATEMENTS

         This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future projects, developments and business strategies.

         These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, and may also include references to assumptions. These statements are contained in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and other sections of this Form 10-K.

         Such forward-looking statements include, but are not limited to:

     o    funded backlog;

     o    estimated contract value;

     o    our  expectations  regarding  the  Federal  government's   procurement
          budgets and reliance on outsourcing of services; and

     o our financial condition and liquidity, as well as future cash flows and earnings.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following:

     o    changes in general economic and business conditions;

     o changes in federal government procurement laws, regulations, policies and budgets;

     o    the number and type of contracts and task orders awarded to us;

     o    technological changes;

     o the integration of acquisitions without disruption to our other business activities;

     o    the ability to attract and retain qualified personnel;

     o    competition;

     o    our ability to retain our contracts during any rebidding process; and

     o    the other factors outlined under "Risk Factors."

         If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

                                  RISK FACTORS

                          Risks related to our business

     Federal Government Contracting Risks--Our business could be adversely affected by significant changes in the contracting or fiscal policies of the U.S. federal government.

     We derive substantially all of our revenues from contracts with the U.S. federal government or subcontracts under federal government prime contracts, and we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Accordingly, changes in federal government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our federal government contracting business are:

     o budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

     o    changes in federal government programs or requirements;

     o curtailment of the federal government's use of technology services firms;

     o    the adoption of new laws or regulations;

     o    technological developments;

     o federal governmental shutdowns and other potential delays in the government appropriations process;

     o delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons;

     o    competition and consolidation in the information  technology industry;
          and

     o    general economic conditions.

     These or other factors could cause federal governmental agencies, or prime contractors where we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts, any of which could have a material adverse effect on our financial condition and operating results. Many of our federal government customers are subject to stringent budgetary constraints. We have substantial contracts in place with many federal departments and agencies, and our continued performance under these contracts, or award of additional contracts from these agencies, could be materially adversely affected by spending reductions or budget cutbacks at these agencies.

     EarlyTermination of Contracts-- Our federal government contracts may be terminated by the government at any time prior to their completion, and if we do not replace them, our operating results may be harmed.

     We derive substantially all of our revenues from U.S. federal government contracts and subcontracts under federal government prime contracts that typically are awarded through competitive processes and span one or more base years and one or more option years. The option periods typically cover more than half of the contract's potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government client to terminate the contract on short notice, with or without cause. A decision not to exercise option periods or to terminate contracts would reduce the profitability of these contracts to us. Our contractual costs and revenues are subject to adjustment as a result of federal government audits. See "Contracts Subject to Audit."

     Upon contract expiration, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process and there can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. The unexpected termination of one or more of our significant contracts could result in significant revenue shortfalls. The termination or nonrenewal of any of our significant contracts, short-term revenue shortfalls, the imposition of fines or damages or our suspension or debarment from bidding on additional contracts could harm operating results for those periods.



     Most federal government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the federal agency to suspend the contractor's performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction or modification of the awarded contract.

     Contracts Subject to Audit--Our business could be adversely affected by a negative audit by the Defense Contract Audit Agency. We could be required to reimburse the U.S. federal government for costs that we have expended on our contracts and our ability to compete successfully for future contracts could be materially impaired.

     The Defense Contract Audit Agency, or the "DCAA," and other government agencies routinely audit and investigate government contracts. These agencies review a contractor's performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Therefore, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. If we were suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our operating results would be materially harmed.

     Contract Types and Risks--Our estimates of the time, resources and expenses required to complete our contractual commitments may not be accurate.

     We enter into three principal types of contracts with the federal government: cost-plus, time and materials and fixed price. For the twelve months ended December 31, 2002, approximately 35% of our federal contracts were cost-plus, 37% were time and materials and 28% were fixed price (a substantial majority of which were fixed price level of effort). Under cost-plus type contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling, funding has not been received or costs are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. There is financial risk to us should our costs to perform time and materials contracts exceed the negotiated hourly billing rates. Under fixed price contracts, we are required to perform the contract tasks at a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Fixed price contracts, in comparison to cost-plus contracts, typically offer higher profit opportunities because we bear the risk of cost-overruns and receive the benefit of cost savings. For all contract types, there is risk associated with the assumptions we use to formulate our pricing of the proposed work. In addition, when we serve as a subcontractor under our contracts, we are exposed to the risks of delays in payment from the prime contractor for the services we provide.

     Risks Under Indefinite Delivery/Indefinite Quantity Contracts, GSA Schedule contracts and GWACs--Many of our U.S. federal government customers spend their procurement budgets through Indefinite Delivery/Indefinite Quantity Contracts, GSA Schedule contracts and GWACs under which we are required to compete for post-award orders.

     Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to increasingly purchase goods and services through Indefinite Delivery/Indefinite Quantity, or "ID/IQ," contracts, General Services Administration, or "GSA," Schedule contracts and other multiple award and/or Government Wide Acquisition Contracts, or "GWAC," vehicles. These contract vehicles have resulted in increased competition and pricing pressure requiring that we make sustained post-award efforts to realize revenues under the relevant contract. There can be no assurance that we will continue to increase revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

     Government Regulations--We may be liable for penalties under various procurement rules and regulations. Changes in government regulations could harm our operating results.

     Our defense and federal  civil agency  businesses  must comply with and are
affected  by  various  government   regulations.   Among  the  most  significant
regulations are:

          o the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

          o the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

          o    the  Cost   Accounting   Standards,   which   impose   accounting
               requirements that govern our right to reimbursement under certain cost-based government contracts; and

          o laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

     These regulations affect how our customers and we can do business and, in some instances, impose added costs on our businesses. In addition, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts. Any changes in applicable laws and regulations could also harm our operating results. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government.

     Risks Relating to Reductions or Changes in Military Expenditures--A decline in the U.S. defense budget may adversely affect our operations.

     Sales under contracts with the U.S. Department of Defense, including under subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 78% and 69% of our sales for the twelve months ended December 31, 2002 and for the twelve months ended December 31, 2001, respectively. The U.S. defense budget declined from time to time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused most defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A general significant decline in military expenditures could harm our operating results.

     We are not able to guarantee that contract orders included in our estimated contract value will result in actual revenues in any particular fiscal period or that the actual revenues from such contracts will equal our estimated contract value.

     There can be no assurance that any contracts included in our estimated contract value presented in this filing will result in actual revenues in any particular period or that the actual revenues from such contracts will equal our estimated contract value. Further, there can be no assurance that any contract included in our estimated contract value that generates revenue will be profitable. Our estimated contract value consists of funded backlog, which is based upon amounts actually appropriated by a customer for payment of goods and services, and unfunded contract value, which is based upon management's estimate of the future potential of our existing contracts (including contract options) to generate revenues. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, there can be no assurances that all of such estimated contract value will be recognized as revenue.

     In addition, the federal government's ability to select multiple winners under ID/IQ contracts and GWACs, as well as its right to compete subsequent task orders among such multiple winners, means that there is no assurance that certain of our existing contracts will result in actual orders. Further, the federal government enjoys broad rights to unilaterally modify or terminate such contracts and task orders, including the right not to exercise options to extend multi-year contracts through the end of their potential terms. Accordingly, most of our existing contracts and task orders are subject to modification and termination at the federal government's discretion. In addition, funding for orders from the federal government is subject to approval on an annual basis by Congress pursuant to the appropriations process.

     Government Intent to Replace Legacy Systems--Our business will be harmed if government agencies are unwilling to replace or supplement expensive legacy systems.

     Government agencies have spent substantial resources over an extended period of time to develop computer systems and to train their personnel to use them. These agencies may be reluctant to abandon or supplement these legacy systems with Internet and other advanced technology systems because of the cost of developing them or the additional cost of re-training their personnel. Such reluctance would make it more difficult to acquire new contracts, which would harm our business prospects.

     Reliance on Subcontractors--We regularly employ subcontractors to assist us in satisfying our contractual obligations. If these subcontractors fail to adequately perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

     Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. There is a risk that we may have disputes with subcontractors concerning a number of issues including the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our decision not to extend existing task orders or issue new task orders under a subcontract, or our hiring of former personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor. In extreme cases, such subcontractor performance deficiencies could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

     Dependence on Key Personnel --If we lose our technical personnel or members of senior management, our business may be adversely affected.

     Our continued success depends in large part on our ability to recruit and retain the technical personnel necessary to serve our clients effectively. Competition for skilled personnel in the information technology and systems engineering services industry is intense and technology service companies often experience high attrition among their skilled employees. Excessive attrition among our technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our clients' needs and constrain our future growth. In addition, we must often comply with provisions in federal government contracts that require employment of persons with specified levels of education, work experience and security clearances. The loss of any significant number of our existing key technical personnel or the inability to attract and retain key technical employees in the future could have a material adverse effect on our ability to win new business and could harm our operating results. There is also a risk that our efforts to hire personnel of our competitors or subcontractors or other persons could lead to claims being asserted against us that our recruitment efforts violate contractual arrangements or are otherwise wrongful.

     In addition, we believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, led by Joseph M. Kampf. None of our senior management team has an employment contract with us. If Mr. Kampf or other members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

     Security Clearance--If we cannot obtain the necessary security clearances, we may not be able to perform classified work for the government and our revenues may suffer.

     Certain government contracts require our facilities and some of our employees, to maintain security clearances. If we lose or are unable to obtain required security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm our operating results.

     Security Issues--Security breaches in sensitive government systems could result in the loss of clients and negative publicity.

     Many of the systems we develop involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients.

     Client Expectations--We could lose revenues and clients and expose our company to liability if we fail to meet client expectations.

     We create, implement and maintain technology solutions that are often critical to our clients' operations. If our technology solutions or other applications have significant defects or errors or fail to meet our clients' expectations, we may:

          o lose future contract opportunities due to receipt of poor past performance evaluations from our customers;

          o have contracts terminated for default and be liable to our customers for reprocurement costs and other damages;

          o receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

          o suffer claims for substantial damages against us, regardless of our responsibility for the failure.

     While many of our contracts limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs and may be a distraction to management.

     Acquisition Strategy--We intend to pursue future acquisitions which may adversely affect our business if we cannot effectively integrate these new operations.

     We have completed and substantially integrated five strategic acquisitions since 1997. The federal government information technology solutions and systems engineering services industry remains fragmented, and we believe that acquisition and consolidation opportunities will continue to present themselves periodically. We intend to continue to selectively review acquisition candidates with a focus on companies with complementary skills or market focus. Our continued success may depend upon our ability to integrate any businesses we may acquire in the future. The integration of such businesses into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. Such difficulties of integration may involve the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and reconciling different corporate cultures. In addition, in certain acquisitions, federal acquisition regulations may require us to enter into contract novation agreements with the government, a routinely time-consuming process. Government agencies may delay in recognizing us as the successor contractor in these situations, thereby possibly preventing our realization of some of the anticipated benefits of such acquisitions. There can be no assurance that acquired entities will operate profitably, that we will realize anticipated synergies or that these acquisitions will cause our operating performance to improve.

     Although management regularly engages in discussions with and submits acquisition proposals to acquisition targets, there can be no assurance that suitable acquisition targets will be available in the future on reasonable terms. In addition, to the extent that we complete any additional acquisitions, no assurance can be given that acquisition financing will be available on reasonable terms or at all, that any new businesses will generate revenues or net income comparable to our existing businesses or that such businesses will be integrated successfully or operated profitably.

     Potential Undisclosed Liabilities Associated with Acquisitions--We may be subject to certain liabilities assumed in connection with our acquisitions that could harm our operating results.

     We conduct due diligence in connection with each of our acquisitions. In connection with any acquisition made by us, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the federal government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could harm our operating results.

     Our Employees may Engage in Improper Activities with Adverse Consequences to our Business.

     As with other government contractors, we are faced with the possibility that our employees may engage in misconduct, fraud or other improper activities that may have adverse consequences to our prospects and results of operations. Misconduct by employees could include failures to comply with federal government procurement regulations, violation of federal requirements concerning the protection of classified information, improper labor and cost charging to contracts and misappropriation of government or third party property and information. The occurrence of any such employee activities could result in our suspension or debarment from contracting with the federal government, as well as the imposition of fines and penalties, which would cause material harm to our business.

     Risks Associated with International Operations--Our international business exposes us to additional risks including exchange rate fluctuations, foreign tax and legal regulations and political or economic instability that could harm our operating results.

     In connection with our international operations, (including international operations under U.S. government contracts), we are subject to risks associated with operating in and selling to foreign countries, including:

          o    devaluations and fluctuations in currency exchange rates;

          o changes in or interpretations of foreign regulations that may adversely affect our ability to sell all of our products or repatriate profits to the United States;

          o imposition of limitations on conversions of foreign currencies into dollars;

          o imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

          o compliance with the local labor laws of the countries in which we operate;

          o    hyperinflation or political instability in foreign countries;

          o potential personal injury to our personnel who may be exposed to military conflict situations in foreign countries;

          o imposition or increase of investment and other restrictions or requirements by foreign governments; and

          o U.S. arms export control regulations and policies, which govern our ability to supply foreign affiliates and customers.

     Although our international operations are not currently substantial, to the extent we expand our international operations, these and other risks associated with international operations are likely to increase. Although such risks have not harmed our operating results in the past, no assurance can be given that such risks will not harm our operating results in the future.

Risks related to our capital structure

Leverage--Our debt could adversely affect our financial health.

     As of December 31, 2002, our debt was $105.7 million. You should be aware that this level of debt could have important consequences. Below we have identified some of the material potential consequences resulting from this amount of debt.

          o We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

          o A significant portion of our cash flow from operations must be dedicated to the repayment of indebtedness, thereby reducing the amount of cash we have available for other purposes.

          o Our ability to adjust to changing market conditions may be hampered. We may be more vulnerable in a volatile market.

     Additional Borrowings Available--Despite current debt levels, we and our subsidiaries may still be able to incur substantially more debt. This could further increase the risks described above.

     We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the indenture governing our 12% senior subordinated notes due 2009, or the "12% Notes," and of our Amended and Restated Credit Agreement, or "Credit Facility," limit but do not prohibit us or our subsidiaries from doing so. As of December 31, 2002, our Credit Facility would have permitted additional borrowings of up to $108.3 million. If new debt is added by us or our subsidiaries, the related risks that we and they now face could intensify.

     Ability to Service Debt--To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     You should be aware that our ability to repay or refinance our debt depends on our successful financial and operating performance. We cannot assure you that our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include:

          o    the  current   economic  and   competitive   conditions   in  the
               information technology industry;

          o budgetary constraints affecting federal government spending, and changes in fiscal policies or available funding;

          o federal government shutdowns and other potential delays in the government appropriations process;

          o    delays in the  payment  of our  invoices  by  government  payment
               offices  due  to  problems  with,  or  upgrades  to,   government
               information systems, or for other reasons;

          o any operating difficulties, operating costs or pricing pressures we may experience;

          o the passage of legislation or other regulatory developments that affect us adversely; and

          o    any delays in implementing any strategic projects we may have.

     If our financial performance declines and we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. Also, certain alternative strategies would require the consent of our senior secured lenders before we engage in any such strategy.

     Restrictive Debt Covenants--The terms of our Credit Facility and the indenture governing our 12% Notes impose significant restrictions on our ability and that of our subsidiaries to take certain actions which may have an impact on our business, operating results and financial condition.

     The indenture and our Credit Facility impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

          o    incurring or guaranteeing additional debt;

          o    paying  dividends or other  distributions  to our stockholders or
               redeeming,   repurchasing   or  retiring  our  capital  stock  or
               subordinated obligations;

          o    making investments;

          o    creating liens on our assets;

          o    issuing or selling capital stock of our subsidiaries;

          o    transforming or selling assets currently held by us;

          o    engaging in transactions with affiliates; and

          o    engaging in mergers or consolidations.

     The failure to comply with any of these covenants would cause a default under the indenture and our Credit Facility. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.

Item 1. BUSINESS

General

     We are a leading provider of information technology solutions and systems engineering and integration services to government clients as measured by revenue. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations.

     We currently serve over 800 U.S. federal government clients, as well as state and foreign governments. For the twelve months ended December 31, 2002, we estimate that approximately 90% of our revenue was from contracts where we were the lead, or "prime," contractor on our projects. We provide our services under long-term contracts that have a weighted average term of 8 years. Additionally, we have contracts with an estimated remaining contract value of $4.3 billion as of December 31, 2002.

     From January 1, 1996 to December 31, 2002, we increased revenues at a compound annual growth rate, or "CAGR," of approximately 34%. Over the same period, revenues grew organically at a 15% compound annual rate (which includes revenue growth from acquired businesses only after the date of acquisition). During 2002, our revenues grew organically at a rate of 16.9%.

         The Federal Government Technology Services Market

     The U.S. federal government is the largest single customer for information technology solutions and systems engineering services in the United States. The U.S. federal government technology services market is large and growing, with total expenditures of more than $115.0 billion in the federal government's fiscal year 2002. Government agency budgets for technology services are forecast to grow at least 5% annually through government fiscal year 2005. Government agency budgets for information technology are forecast to grow by 12-14% in 2004, based on the President's requested budget.

     Additionally, it is anticipated that technology services spending will grow an additional $6.0 billion annually over the next five years in the areas emphasized by the U.S. government's evolving military strategy, including homeland security, missile defense, information security, logistics management systems modernization, weapon systems design improvements and military personnel training. Defense spending is projected to exceed $365.0 billion in fiscal year 2003, a 10% increase over government fiscal year 2002. The President's proposed budget for fiscal year 2004 includes defense spending of $380.0 billion, a 4% increase over fiscal year 2003, and the largest Department of Defense budget in history in actual dollars. Defense budgets are expected to grow by 32% over the next six years, based on the Department of Defense spending plan submitted to Congress.

         Government Contracts and Contracting

     The federal technology services procurement environment has evolved in recent years due to statutory and regulatory changes resulting from procurement reform initiatives. Federal government agencies traditionally have procured technology solutions and services through agency-specific contracts awarded to a single contractor. However, the number of procurement contracting methods available to federal government customers for services procurements has increased substantially. Today, there are three predominant contracting methods through which government agencies procure technology services: traditional single award contracts, GSA Schedule contracts, and Indefinite Delivery and Indefinite Quantity, or "ID/IQ," contracts.

     Traditional single award contracts specify the scope of services that will be delivered and the contractor that will provide the specified service. These contracts have been the traditional method for procurement by the federal government. When an agency has a requirement, interested contractors are solicited, qualified, and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of bids requires the agency to maintain a large, professional procurement staff and can take a year or more to complete.

     GSA Schedule contracts are listings of services, products and prices of contractors maintained by the GSA for use throughout the federal government. In order for a company to provide services under a GSA Schedule contract, the company must be pre-qualified and selected by the GSA. When an agency uses a GSA Schedule contract to meet its requirement, the agency or the GSA, on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency's services requirements and initiates a competition limited to GSA Schedule qualified contractors. Use of GSA Schedule contracts provides the user agency with reduced procurement time and lower procurement costs.

     ID/IQ contracts are contract forms through which the federal government creates preferred provider relationships with contractors. These umbrella contracts outline the basic terms and conditions under which the government may order services. An umbrella contract typically is managed by one agency, the sponsoring agency, and is available for use by any agency of the federal government. The umbrella contracts are competed within the industry and one or more contractors are awarded contracts to be qualified to perform the work. The competitive process for procurement of work to be performed under the contract, called task orders, is limited to the pre-selected contractor(s). If the ID/IQ contract has a single prime contractor, the award of task orders is limited to that single party. If the contract has multiple prime contractors, the award of the task order is competitively determined. Multiple-contractor ID/IQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as GWACs. Due to the lower cost, reduced procurement time, and increased flexibility of GWACs, there has been greater use of GWACs among many agencies for large-scale procurements of technology services.

         Key Factors Driving Growth

     There are several key factors which we believe will continue to drive the growth of the federal technology services market and our business:

          o Increased Outsourcing. The downsizing of the federal government workforce, declining availability of information technology management skills among government personnel, and a concomitant growth in the backlog of software maintenance tasks at many government agencies are contributing to an increase in technology outsourcing. According to the Office of Management and Budget, spending on outsourced information technology solutions is projected to grow at a rate substantially faster than overall federal government information technology expenditures. In government fiscal year 2002, 80% of the federal government's total information technology solutions spending flowed to contractors. By government fiscal year 2007, this rate of outsourcing is projected to increase to 86% of total information technology spending.

          o Government Efficiency Initiatives. Political pressures and budgetary constraints are forcing government agencies to improve their processes and services and to operate in a manner more consistent with commercial enterprises. To meet these challenges, government agencies are investing heavily in information technology to improve effectiveness, enhance productivity and deliver new services.

          o Continued Dependence on Commercial Off-the-Shelf Hardware and Software. The federal government has increased its use of lower cost, open architecture systems using commercial off-the-shelf, or "COTS," hardware and software, which are rapidly displacing the single purpose, custom systems historically favored by the federal government. The need for COTS products and COTS integration services is expected to increase as the government seeks to ensure the future compatibility of its systems across agencies. In addition, the continued shortening of software upgrade cycles is expected to increase the demand for the integration of new COTS products.

          o Increased Spending on National Defense. After years of spending declines, national defense spending is projected to grow substantially over the next five years with the Bush Administration increasing the government's commitment to strengthen the nation's security, defense and intelligence capabilities. This support for increased defense spending has been further reinforced by Congress following the September 2001 terrorist attacks on the United States, and resulted in approval of 2002 Department of Defense appropriations of $332 billion, an increase of 12% over fiscal year 2001. The government is investing in improved homeland security, greater information systems security, more effective intelligence operations, and new approaches to warfare simulation training. Additionally, Congress passed the largest Department of Defense budget (in actual dollars) ever for fiscal year 2003. The President's proposed budget for 2004 defense spending is $380 billion, a 4% increase over fiscal year 2003 and the largest defense budget in actual dollars.

          o Emphasis on System Modernization. To balance the costs of new initiatives like homeland security with the costs of ongoing military operations, the Department of Defense is emphasizing upgrading existing platforms to next generation technologies rather than procuring completely new systems. For example, rather than replace an entire generation of aircraft and ships, the U.S. Air Force and the U.S. Navy have decided to invest in upgrades, using the latest information technology and weapons systems. To accomplish this in an environment of military personnel reductions, the armed services are increasingly dependent on highly skilled contractors that can provide the full spectrum of services needed to support modernization activities.

          o Continuing Impact of Procurement Reform. Recent changes in federal procurement regulations have incorporated commercial buying practices, including preferred supplier relationships in the form of GWACs, into the government's procurement process. These changes have produced lower acquisition costs, faster acquisition cycles, more flexible contract terms, and more stable supplier/customer relationships. Federal expenditures through GWACs has grown significantly over the past three years, and the GSA projects growth in its GWAC and Schedule contracts will average 14% annually over the next three years.

Our Capabilities and Services

     We are a leading provider of information technology solutions to government clients. We design, integrate, maintain and upgrade state-of-the art information systems for national defense, intelligence, emergency response and other critical government missions. As a total solutions provider, we maintain the comprehensive information technology skills necessary to support the entire lifecycle of our clients' systems, from conceptual development through operational support. We provide requirements definition and analysis, process design or re-engineering, systems engineering and design, networking and communications design, COTS hardware and software evaluation and procurement, custom software and middleware development, system integration and testing, and software maintenance and training services. Depending upon client needs, we may provide total system solutions employing our full set of skills on a single project, or we may provide more targeted, or "bundled," services designed to meet the client's specific requirements. For example, we have built and are now upgrading the National Emergency Management Information System, or "NEMIS," an enterprise wide management information system, for the Federal Emergency Management Agency, or "FEMA." This system has been procured in three phases: system definition and design, base system development and deployment, and upgrades to incorporate current web technology.

     We also are a leading provider of systems engineering and integration services to government clients, primarily within the defense community. We provide these defense clients with the systems analysis, integration and program management skills necessary to manage the continuing development of their mission systems, including ships, aircraft, weapons and communications systems. As a solutions provider in this market, we also maintain the comprehensive skills to manage the client's system lifecycle. We provide mission area and threat analyses, research and development management, systems engineering and design acquisition management, systems integration and testing, operations concept planning, systems maintenance and training. For example, we provide threat analysis, operations concept planning and systems integration and testing for certain U.S. Navy systems, including the radar, missile and command and control systems, employed to protect its fleet from ballistic missile attack. Like information technology solutions, these skills may be procured as a comprehensive mission solution, or they may be procured as specially prescribed tasks.

Our Service Competencies and Contract Examples

     The key to our success in both our information technology solutions and systems engineering services businesses is a combination of in-depth customer and mission knowledge, or domain expertise, and comprehensive technical skills. We believe this combination provides long-term, sustainable competitive advantage, performance excellence and customer satisfaction. Accordingly, we have focused our growth strategy on several business areas where the mix of our domain expertise and our end-to-end technical skills provides us with a strong competitive advantage and the opportunity to cross-sell our solutions and services.

     The following paragraphs briefly describe our service competencies in our information technology and systems engineering and integration services businesses, and provide examples of selected programs in which we utilize these competencies.

INFORMATION TECHNOLOGY SOLUTIONS

     Intelligence Systems. We have more than eleven years of experience in designing, developing and operating information systems used for intelligence missions. These missions focus on data and imagery collection, as well as information analysis and dissemination of information to the battlefield.

          o Linked Operations/Intelligence Centers Europe, or "LOCE." In June 1999, we entered into a three-year, $52 million contract with the Department of Defense to provide U.S., N.A.T.O., and other allied military forces with near-real-time, correlated situation and order of battle information for threat analysis, target recommendations, indications and warnings. Following a six-month extension of the initial contract award, in December 2002 we began a new, one year $49 million contract for continued and expanded support. LOCE is one of the most widely used command, control, computers, communication and intelligence, or "C4I," systems within the international intelligence community. We provide systems engineering and technical assistance, software development, configuration management, operational support and user training. This program recently has been expanded to include the deployment of new systems to Central Asia and funding for government fiscal year 2002 was increased significantly to cover additional system deployments to the Pacific Rim.

     Emergency  Response  Management.  We have unique  experience  in developing information technology systems to support emergency response management requirements. Our expertise includes large-scale system design, development, testing, implementation, training and operational support.

          o National Emergency Management Information System. Since early 1995, we have supported the development of the NEMIS system for FEMA through a series of contracts and task orders. The NEMIS program, which is expected to continue at least through December 2003, generated total revenues of approximately $87 million through December 31, 2002. NEMIS is an enterprise-wide client/server management information system that connects several thousand desktop and mobile terminals/handsets, providing FEMA with a fully mobile, nationwide, rapid response disaster assessment and mitigation system. We designed, developed, integrated, tested and implemented the NEMIS system. We continue to provide enhancements to and are beginning the project to web-enable the system. Additionally, we believe the NEMIS program will experience growth as FEMA migrates to the Department of Homeland Security and its role as first responder to disasters and terrorist attacks.

     Logistics Modernization. We provide a wide range of logistics management information technology solutions, including process design and re-engineering, technology demonstrations, proof-of-concept systems development, new systems development and existing systems upgrades.

          o U.S. Air Force Cargo Movement Operations System, or "CMOS." We designed and developed this system and have maintained it since 1989. It is used by the Department of Defense Traffic Management Office to provide in-transit visibility of cargo from the shipment originator to its final destination. CMOS allows our client to automate the process of cargo movement throughout Department of Defense bases worldwide. We continue to design and develop enhancements to the system to take advantage of new technology, including web-enablement and electronic data interchange applications.


          o Joint Logistics Warfighting Initiative. In March 2000, we entered into the Joint Logistics Warfighting Initiative, or "JLWI," contract. JLWI is a five-year, $24.5 million Department of Defense contract focused on facilitating the military's logistics transformation and improving military readiness through business process improvements and the insertion of new and emerging technologies. We are providing process re-engineering, system design, and data base integration as we conduct a variety of client directed process and technology experiments and demonstrations. We have developed a proof-of-concept for web enabling the military's legacy logistics systems in order to provide real-time visibility of logistics information on the battlefield (the JLWI Shared Data Environment). Third party independent validation and verification of the JLWI Shared Data
               Environment reflects that it has already gained significant support through its use by units in the U.S. and in overseas locations like Afghanistan and Kuwait.

     Government Enterprise Solutions. Our supply chain management, software engineering and integration experience allows us to develop large-scale e-commerce applications tailored for the specific needs of the federal government environment. These applications provide end-users with significantly decreased transaction costs, increased accuracy, reduced cycle times, item price savings, real-time order status and visibility of spending patterns.

          o U.S. Postal Service E-Buy System. In September 1994, we entered into a 10-year, $65 million contract to develop and implement an electronic commerce application to serve an estimated 80,000 to 100,000 Postal Service employees, who purchase a wide range of products on the U.S. Postal Service intranet site. Pre-negotiated supplier catalogs are hosted on an intranet for security and performance. Web-based purchasing provides catalog management capability, multi-catalog searching, self-service ordering, workflow and approval processing and other status and receiving functions. Achieving the U.S. Postal Service's requirement to serve up to 100,000 employees required the development of a very robust transaction processing application.

     Modeling, Simulation and Training. We provide a comprehensive set of information technology solutions and services to our clients, including computer-based training, web-based training, distant learning, interactive electronic technical manuals, performance support systems and organizational assessment methods.

          o    Military  Operations  on  Urban  Terrain.  We  entered  into  two contracts with the U.S. Army, the first in July 1997, a $60 million five-year contract, which has been subsequently extended through December 31, 2003, and the second in May 2000, a $20 million three-year contract, which has also been subsequently extended through December 31, 2003, to design, integrate and operate the Simulation Training and Instrumentation Command's most advanced real life urban battlefield training site at Ft. Polk, Louisiana. The site allows trainers to continuously observe, control, monitor and record the conduct of training. The system captures every second of a training exercise through the use of nearly 1,000 cameras tied together via a fiber optic backbone and local area network to the control room. The system is also designed to control targetry and has the flexibility to support both simulated fire and live fire exercises. We have received orders for six fixed sites to be built throughout the U.S. and in Europe and Korea. In addition, two mobile sites have been ordered for use in Kuwait and Afghanistan.

          o STRICOM. Since January 2000, we have provided life cycle support for constructive training at 14 U.S. Army Simulation and Training Command Simulation centers worldwide. This eight-year contract has grown from an initial value of $126 million to nearly $350 million, with additional growth anticipated. We have more than 500 personnel supporting this program at more than 50 sites throughout the United States, Germany, Italy and Korea. We provide program management and exercise support for computer-driven and manual battle simulations, including planning, coordination, personnel support, instructional aid development, simulation training, database and scenario development and system integrity. We support a variety of mission specific simulations using highly qualified professionals, certified in all aspects of simulation support, in each of the U.S. Army's Battle Simulation Centers.

     Healthcare Services. We deliver information technology solutions in healthcare programs for the Department of Defense, Army, Navy, Air Force and Marine Corps. Our support for medical research includes statistical analysis, data mining of complex medical databases and health surveillance. Our solutions for patient care include diagnostics, image processing, and medical records management.

          o U.S. Army Medical Department. We provide technical, scientific, and administrative support to the Office of the Surgeon General, the U.S. Army Medical Research and Material Command and the U.S. Army Medical Command and its subordinate activities, laboratories, and medical facilities. This support, which we began in 1989 under several contracts, generated revenue of approximately $14 million in the year ended December 31, 2001 and approximately $15 million for the year ended December 31, 2002. We support the research, development, acquisition, and/or fielding of medical equipment and supplies, drugs, vaccines, diagnostics, and advanced information technology. We assist with policy development and implementation, strategic planning, decision-making, information systems design and development, information management, studies and analyses, logistics planning and medical research. These services entered into areas of homeland security, domestic medical preparedness and Chemical Biological Radiological Nuclear Defense programs.

SYSTEMS ENGINEERING AND INTEGRATION SERVICES

     Platform and Weapons Systems Engineering Support. We have more than 10 years experience in providing critical systems engineering and technology management services in support of defense platform and weapon systems programs. Our experience encompasses systems engineering and development, mission and threat analysis and acquisition management for the majority of U.S. Navy and U.S. Air Force weapon systems. We provide core systems engineering disciplines in support of most major surface ship and submarine programs as well as virtually all Air Force weapon systems.

          o Secretary of the Air Force Technical and Analytical Support, or "SAFTAS." In December 2000, we entered into a 15-year contract with the U.S. Air Force to provide technical and analytical support to the Headquarters Air Force and Secretary of the Air Force organizations. Originally estimated at $544 million, the contract is now estimated to have a total 15-year value of $640 million. Our support under this contract generated revenue of approximately $27 million for the year ended December 31, 2001 and approximately $37 million for the year ended December 31, 2002. The contract includes support to the Assistant Secretary of the Air Force for Acquisition, the Joint Strike Fighter Program Office, the Under Secretary for Space, and all of the Program Executive Offices which oversee all aircraft, munitions, space and Command, Control, Computer, Communications, Intelligence, Surveillance and Reconnaissance, or "C4ISR", systems. We provide program, budgetary, policy and legislative analysis, information technology services, systems engineering and technical management services for all major Air Force acquisition programs. We believe that this program, as well as similar programs for the U.S. Navy, will continue to experience growth as the Department of Defense plans for billions of dollars of system upgrades over the next decade.

     Missile Defense. We have more than a decade of experience in missile defense programs. We provide long-range planning, threat assessment, systems engineering and integration, acquisition support services and program management services.

          o Theater-Wide Ballistic Missile Defense, or "TBMD." In January 1999, we entered into a five-year, $62 million contract with the U.S. Navy to provide program management, systems engineering and technical support to the TBMD program. We provide a broad range of support to develop, test, evaluate, and produce the Navy's future ballistic missile defense systems. Due to our Navy Theater-Wide Missile Defense System experience, we were selected to provide similar support to the National Missile Defense program. In June 2001, we entered into a 15-year, $130 million blanket purchase agreement with the Department of Defense's Missile Defense Agency to provide concept development, systems analysis and engineering, program management support, and acquisition support. We believe this program also will experience near-term growth as the Department of Defense moves forward to meet the Bush Administration's mandate for a national missile defense system.

Our Growth Strategy

     Our objective is to continue to profitably grow our business as a premier provider of comprehensive technology solutions and services to the federal government market. Our strategy to achieve this objective includes the following.

          o Continue to Increase Market Penetration. In the past 10 years, the federal government's shift towards using significantly larger, more comprehensive contracts, such as GWACs, has favored companies with a broad range of technical capabilities and proven track records. As a prime contractor on three of the four largest GWACs for information technology services based on overall contract ceiling value, we have benefited from these changes. We will continue to expand our role with current customers on existing programs while also pursuing new opportunities only available through these larger contracts.

          o Capitalize on Increased Emphasis on Information Security, Homeland Security and Intelligence. The Department of Defense budget includes a 12% increase in projected spending for government fiscal year 2003. The President's proposed Department of Defense budget for the government's fiscal year 2004 represents a 4% increase over the government's fiscal year 2003 budget. We believe that many of the key operational goals of the Administration correlate with our expertise, including developing a national missile defense system, increasing homeland security, protecting information systems from attack, conducting effective intelligence operations and training for new approaches to warfare through simulation.

          o Cross-Sell our Full Range of Services to Existing Customers. We plan to continue expanding the scope of existing customer relationships by marketing and delivering the full range of our capabilities to each customer. Having developed a high level of customer satisfaction and critical domain knowledge as the incumbent on many long-term contracts, we have a unique advantage and opportunity to cross-sell our services and capture additional contract opportunities. For example, the strong performance record and detailed understanding of customer requirements we developed on the U.S. Air Force Cargo Movement Operations System led directly to our being awarded a contract for the Joint Logistics Warfighting Initiative. We believe the ability to deliver a broad range of technology services and solutions is an essential element of our success.

          o Continue our Disciplined Acquisition Strategy. We employ a disciplined methodology to evaluate and select acquisition candidates. We have completed and successfully integrated five strategic acquisitions since 1997. Our industry remains highly fragmented and we believe the changing government procurement environment will continue to provide additional opportunities for industry consolidation. We will continue to selectively review acquisition candidates with complementary skills or market focus.

History and Organization

     In April 1996, we acquired all of the outstanding capital stock of our predecessor corporation, Anteon International Corporation (then known as Ogden Professional Services Corporation), a Virginia corporation, which we refer to in this filing as "Anteon Virginia." In connection with the acquisition we changed the name of Anteon Virginia to Anteon Corporation. Anteon Virginia then acquired several companies and businesses, including Techmatics, Inc. On January 1, 2001, Anteon Virginia was renamed Anteon International Corporation and transferred most of its operations into Techmatics, which became its principal operating subsidiary, and was in turn renamed Anteon Corporation. As a result, we then owned approximately 99% of Anteon Virginia and Anteon Virginia owned 100% of Anteon Corporation (formerly Techmatics).

     On March 15, 2002, we entered into certain reorganization transactions in connection with our initial public offering, including the merger of Anteon Virginia into us, as more fully described in "Certain Relationships--Reorganization Transactions." Following the merger, the name "Anteon International Corporation" is borne solely by a single Delaware corporation, which is the direct 100% parent company of Anteon Corporation (formerly Techmatics). For a diagram illustrating these transactions, please see "Certain Relationships-Reorganization Transactions."

Acquisitions

     We employ a highly disciplined methodology to evaluate acquisitions. Since 1997 we have evaluated over 200 targets and have successfully completed and integrated five strategic acquisitions. Each of these acquired businesses has been accretive to earnings, exceeded our synergy expectations, added to our technical capabilities and expanded our customer reach. The acquired businesses and their roles within our service offerings are summarized in the table below.

                                                                                                 Revenues prior to
  Year        Target                              Business Description                            acquisition(1)
                                                                                                  ($ in millions)
1997        Vector Data    Intelligence collection, exploitation, and dissemination systems       $      35.6
1998        Techmatics     Surface ship and combat systems and ballistic missile defense                 56.7
                           program management
1999        Analysis &     Undersea ship and combat systems, acoustical signal processing,              170.4
            Technology     modeling and simulation, information technology systems and software design
2000         Sherikon      Military healthcare services systems, networking and                          62.7
                           communications systems
2001      SIGCOM Training  Training simulation systems and services                                      12.5

------------------------------------

(1) Consolidated revenue of target for its most recently completed fiscal year ended prior to the acquisition date.


     In August 1997, we purchased Vector Data Systems, Inc., a supplier of specialized information systems and services for the collection, analysis and distribution of military intelligence data. In May 1998, we acquired Techmatics, Inc., an established provider of systems engineering and program management services for large-scale military system development, including the Navy's surface ship fleet, on-ship combat systems and missile defense programs. With the acquisition of Analysis & Technology, Inc. in June 1999, we expanded our customer base for systems engineering and program management services to the Navy's undersea systems and added important technical expertise in computer-based training, modeling, simulation and advanced signal processing. In October 2000, we purchased Sherikon, Inc., extending the reach of our information technology solutions to military healthcare delivery system. In July 2001 we acquired the training division of SIGCOM, Inc. and increased the range of our information technology-enabled training solutions to include the realistic simulation of urban environments for the planning and preparation of overseas military operations.

Existing Contract Profiles

     We currently have a portfolio of more than 450 active contracts. Our contract mix for the year ended December 31, 2002 was 35% cost-plus contracts, 37% time and materials contracts and 28% fixed price contracts (a substantial majority of which were firm fixed price level of effort). Cost-plus contracts provide for reimbursement of allowable costs and the payment of a fee, which is the contractor's profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of allowable costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance. Under a time and materials contract, the contractor is paid a fixed hourly rate for each direct labor hour expended and is reimbursed for direct costs. To the extent that actual labor hour costs vary significantly from the negotiated rates under a time and materials contract, we may generate more or less than the targeted amount of profit. Under a fixed price contract, the contractor agrees to perform the specified work for a firm fixed price. To the extent that actual costs vary from the price negotiated we may generate more or less than the targeted amount of profit or even incur a loss. In addition, we generally do not pursue fixed price software development work that may create material financial risk. We do, however, execute some fixed price labor hour and fixed price level of effort contracts which represent similar levels of risk as time and materials contracts. Fixed price percentages in the table below include predominantly fixed price labor hour and fixed price level of effort contracts. Our historical contract mix is summarized in the table below.

                                  Contract Mix

                                                                        Year End
                        Contract Type                    1998    1999     2000    2001     2002
       Cost-Plus.................................         34%      37%     41%      37%     35%
       Time and Materials........................         47%      38%     31%      34%     37%
       Fixed Price...............................         19%      25%     28%      29%     28%


     Our contract mix changes from year to year depending on the contract mix of companies we acquire, as well as our efforts to obtain more time and materials and fixed price work.

     In addition to a wide range of single award contracts with defense, civil, state and local government customers, we also hold a number of multiple award omnibus contracts and GWACs that currently support more than 3,000 separate task orders. The broad distribution of contract work is demonstrated by the fact that no single award contract or task order accounted for more than 5.5% of our total 2002 revenue.

     Government Wide Acquisition Contracts. We are a leading supplier of information technology services under GWACs, and a prime contractor for three of the four largest GWACs for information technology services as measured by overall contract ceiling value. These contract vehicles are available to any government customer and provide a faster, more-effective means of procuring contract services. For example, in December 1998, we were awarded ANSWER, a 10 year multiple award contract with the GSA to provide highly technical information technology and systems engineering program support and infrastructure management. We have been awarded over 365 task orders to date, with an annualized revenue run rate as of the fourth quarter of fiscal 2002 of approximately $118 million. We are the number one contractor among the 10 ANSWER prime contractors in terms of revenue. Our total estimated contract value for this contract is $1 billion over ten years. Listed below are the four largest GWACs.

                                              Owning        Period of     Contract Ceiling
                Contract Name                  Agency      Performance          Value                 Role
ANSWER                                           GSA       1998 - 2008       $25 billion             Prime
Millenia                                         GSA       1999 - 2009       $25 billion         Subcontractor
Millenia Lite                                    GSA       2000 - 2010       $20 billion             Prime
CIO-SP II                                        NIH       2000 - 2010       $20 billion             Prime



     Listed below are our top programs by 2002 revenue, including single award and multiple award contracts. We are a prime contractor on each of these programs.

                          Top Programs by 2002 Revenue
                                 ($ in millions)

                                                                                                 Estimated
                                                                                            Remaining Contract   Contract
     Contract                  Customer            Period of Performance    2002 Revenue           Value           Type

ANSWER                           GSA                  1/1/99-12/31/08       $     118.4        $        758.0     T&M/FFP

GSA SCHEDULE & BPAs              GSA                 10/30/96-10/09/07             99.0                 497.8     T&M/FFP

BICES Umbrella          Department of Defense         6/01/99-5/31/03              38.8                  13.1       CP

SAFTAS                      U.S. Air Force           1/01/01-12/31/16              37.4                 478.9       CP

GSA-PES                          GSA                  5/01/00-2/08/06              36.9                  14.6     T&M/FFP

Carrier BPA                   U.S. Navy              3/10/97-12/31/03              26.3                  23.4       FFP

MOUT-IS                 Army/STRICOM/Training         7/03/97-6/30/02              16.0                   5.2       FFP

HM&E Combat Support           U.S. Navy              12/15/97-6/30/03              15.4                   4.9       CP

GSA PES Contract                 GSA                  1/06/00-1/05/05              13.4                 249.0     T&M/FFP

GSA IT TDPI BPA         Department of Treasury
                    ------------------------------
                                                     8/27/97-10/10/02              11.6                  59.2     T&M/FFP


         Subcontractors

     In fulfilling our contract obligations to customers, we may utilize the services of one or more subcontractors. The use of subcontractors to support bidding for and the subsequent performance of awarded contacts is a customary aspect of federal government contracting. Subcontractors may be tasked by us with performing work elements of the contract similar to or different from those performed by us or other subcontractors. We estimate that approximately 24.6% of our total direct costs result from work performed by subcontractors. As discussed further in "Risk Factors," if our subcontractors fail to satisfy their contractual obligations, our prime contract performance could be materially and adversely affected.

         Estimated Contract Value and New Business Development

     On December 31, 2002, our total estimated contract value was $4.3 billion, of which $418 million was funded backlog. In determining estimated contract value, we do not include any provision for an increased level of work likely to be awarded under our GWACs. Estimated contract value is calculated as current revenue run rate over the remaining term of the contract. Our estimated contract value consists of funded backlog which is based upon amounts actually appropriated by a customer for payment of goods and services and unfunded contract value which is based upon management's estimate of the future potential of our existing contracts to generate revenues for us. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, there can be no assurance that the unfunded contract value will be realized as contract revenue or earnings. In addition, almost all of the contracts included in estimated contract value are subject to termination at the election of the customer.

                            ESTIMATED CONTRACT VALUE
                                                                           Unfunded Contract      Total Estimated
                 As of December 31,                     Funded Backlog           Value            Contract Value
                                                                              (in millions)
2002                                                     $     418          $      3,868          $      4,286
2001                                                           309                 3,217                 3,526
2000                                                           308                 2,560                 2,868
1999                                                           195                 1,925                 2,121
1998                                                           128                   438                   566
1997                                                           100                   242                   342


-------------------------------------------------------------------------------------------------------------------

     From December 31, 2000 to December 31, 2002, our estimated contract value increased at a 49.4% cumulative annual growth rate. We believe this growth demonstrates the effectiveness of our two-tiered business development process that management has developed to respond to the strategic and tactical opportunities arising from the evolving government procurement environment. New task order contract vehicles and major high-profile programs are designated strategic opportunities, and their pursuit and execution are managed centrally. A core team comprised of senior management and our strategic business unit heads makes all opportunity selection and resource allocation decisions. Work that can be performed under our many existing task order contract vehicles is designated a tactical opportunity, which is then managed and performed at the business unit level with support as needed from other company resources. All managers and senior technical personnel are encouraged to source new work, and incentives are weighted to ensure corporate objectives are given primary consideration.

Customers

     We provide information technology and systems engineering solutions to a highly diverse group of federal, state, local and international government organizations worldwide. Domestically, we service more than 60 agencies, bureaus and divisions of the U.S. federal government, including nearly all cabinet-level agencies and all branches of the military. For the twelve months ended December 31, 2002, the federal government accounted for approximately 96% of our total revenues. International and state and local governments provided the remaining 4%. Our largest customer group is the U.S. Navy, which management believes accounted for approximately 40% of revenues during the twelve months ended December 31, 2002, through 30 different Navy organizations.

     An account receivable from a federal government agency enjoys the overall credit worthiness of the federal government, even though each such agency has its own budget. Pursuant to the Prompt Payment Act, payments from government agencies must be made within 30 days of final invoice or interest must be paid.

Competition

     The federal information technology and systems engineering services industries are comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with a major presence throughout the federal government. Because of the diverse requirements of federal government clients and the highly competitive nature of large federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members on the basis of their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity.

     We frequently compete against well-known firms in our industry as a prime contractor. Obtaining a position as either a prime contractor or subcontractor on government-wide contracting vehicles is only the first step to ensuring a secure competitive position. Competition then takes place at the task order level, where knowledge of the client and its procurement requirements and environment are key to winning the business. We have been successful in ensuring our presence on GWACs and GSA Schedule contracts, and in competing for work under those contracts. Through the variety of contractual vehicles at our disposal, as either a prime contractor or subcontractor, we have the ability to market our services to any federal agency. Because of our extensive experience in providing services to a diverse array of federal departments and agencies, we have first-hand knowledge of our clients and their goals, problems and challenges. We believe this knowledge gives us a competitive advantage in competing for tasks and positions us well for future growth.

Employees

     As of December 31, 2002, we employed approximately 5,800 employees, 85% of whom were billable and 82% of whom held security clearances. Our workforce is well educated and experienced in the defense and intelligence sectors. Functional areas of expertise include systems engineering, computer science, business process reengineering, logistics, transportation, materials technologies, avionics and finance and acquisition management. Nearly half of our employees provide services in such areas as systems engineering, software engineering, network/communications engineering, and program/project management. None of our employees is represented by collective bargaining agreements.

Available Information

     Our internet address is www.anteon.com. We make available free of charge through our internet site, via a hyperlink to the 10KWizard.com web site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the "Exchange Act," as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 2. Properties

     Our headquarters are located in leased facilities in Fairfax, Virginia. In total, we lease approximately 1.2 million square feet of office, shop and warehouse space in over 90 facilities across the United States, Canada, United Kingdom and Australia. We own an office building in North Stonington,
Connecticut, which occupies 63,578 square feet of office space and which is currently being held for sale.

Item 3. Legal Proceedings

     We are involved in various legal proceedings in the ordinary course of business. On March 8, 2002, we received a letter from one of our principal competitors, which is the parent company of one of our subcontractors, claiming that we had repudiated our obligation under a subcontract with the subcontractor. The letter also alleged that we were soliciting employees of the subcontractor in violation of the subcontract and stated that the subcontractor would seek arbitration, injunctive relief and other available remedies. The subcontractor filed a demand for arbitration to which we filed an answer and counter demand.

     The arbitration hearing concluded on September 16, 2002. On December 18, 2002, the arbitrator issued a decision requiring us to continue to issue task orders to the subcontractor under the subcontract for so long as our customer continues to issue task orders to us for these services and enjoining us from interviewing, offering employment to, hiring or otherwise soliciting employees of the subcontractor who work on this particular project. The arbitrator's decision also denied the subcontractor's claim for monetary damages and our counter-demand. We subsequently filed an action to vacate or modify that portion of the arbitrator's decision enjoining us from hiring certain subcontractor employees under any circumstances, since the prohibition conflicts with the parties' contractual obligations as provided in the non-solicitation clause of the parties' subcontract, and imposes additional obligations solely on us and to which the parties never agreed. The subcontractor has filed an action to confirm the arbitration award. On February 21, 2003, the court heard oral argument on the parties' respective motions and a decision is pending.

     We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2002, through the solicitation of proxies or otherwise.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock has been publicly traded on the New York Stock Exchange, or the "NYSE," since March 11, 2002.

     The following table sets forth the high and low sale price per share of our common stock during the twelve months ended December 31, 2002 as reported by the NYSE.

                                                                2002
          Quarter Ended               High              Low
          ---------------------     ----------      ------------
          March 31 *             $      21.85    $        19.25
          June 30                $      26.75    $        20.10
          September 30           $      28.26    $        18.90
          December 31            $      29.35    $        19.40

          *Trading commenced on March 11, 2002


     We have not in the past paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our future earnings, if any, will be used in the operation and expansion of our business, for working capital, and other general corporate purposes. Our board will determine whether to pay dividends in the future based on conditions then existing, including our earnings, financial condition and capital requirements, as well as economic and other conditions as the board may deem relevant. In addition, our ability to declare and pay dividends on our common stock is restricted by the provisions of Delaware law and covenants in our Credit Facility and the indenture governing our 12% Notes.

     As of February 25, 2003, the number of stockholders of record of our common stock was approximately 96.

Recent Sales of Unregistered Securities

     Below is a summary of transactions by us during 2002 involving sales of our securities that were not registered under the Securities Act.

          a) Between January 1, 2002 and February 1, 2002, Anteon Virginia issued 71,840 shares of common stock upon the exercise of options to some of its then current and former employees at a weighted average exercise price of $5.7193 per share. This share and price data does not give effect to the 2,449.95-1 split of our outstanding common stock effected on February 19, 2002.

          b) On February 19, 2002, we issued approximately 23,786,565 shares of common stock to our existing stockholders upon the split of 9,709 outstanding shares, on the basis of 2,449.95 shares for each outstanding share.

          c) Prior to the consummation of our initial public offering on March 15, 2002, we issued 174,152 shares of common stock to some of the selling stockholders in that offering upon the exercise of outstanding stock options at a weighted average exercise price of $1.38 per share.

          d) Immediately prior to the consummation of our initial public offering, we issued approximately 28,595,917 shares of common stock and 28,595,917 rights to purchase shares of our Series A Preferred Stock in connection with the merger of Anteon Virginia with and into us.

     The issuances listed above were exempt from registration under Section 4(2) or Rule 701 of the Securities Act as transactions by an issuer not involving a public offering, or because such issuances did not represent sales of securities.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.



                                              (a)                  (b)                  (c)
                                                                                        Number
                                                                                        of
                                                                                        securities
                                   Number of securities                                 remaining available for
                                   to be issued upon       Weighted-average exercise    future issuance under equity
                                   exercise of             price of outstanding         compensation plans
                                   outstanding options,    options, warrants and        (excluding securities
Plan category                      warrants and rights     rights                       reflected in column (a))

Equity compensation plans
approved by security holders                    4,123,208         $            8.98                           801,040
Equity compensation plans not
approved by security holders                           --                        --                                --
      Total                                     4,123,208         $            8.98                           801,040

===================================================================================================================

Use of Proceeds

     We consummated an initial public offering of our common shares, or "IPO," on March 15, 2002. The use of proceeds from our IPO is described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements appearing elsewhere in this filing.

Item 6.  Selected Financial Data

     The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. These results are not necessarily indicative of the results that may be expected for any future period and are not comparable between prior periods as a result of business acquisitions consummated in 1998, 1999, 2000 and 2001. Results of operations of these acquired businesses are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition.


     You should read the selected consolidated financial data presented below in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business" and our financial statements and the related notes thereto appearing elsewhere in this filing.



                                                                            Year ended December 31,

                                                     1998              1999            2000           2001            2002
                                                     ----              ----            ----           ----            ----
                                                              (in thousands, except per share data and percentage)
Statements of operations data:
Revenues........................................  $   249,776      $    400,850     $  542,807     $   715,023    $   825,826
Costs of revenues...............................       21,588           353,245        474,924         627,342        711,328
                                                --------------    --------------   ------------   -------------  -------------


Gross profit....................................       28,188            47,605         67,883          87,681        114,498
General and administrative expenses,
  including acquisition related costs...........       15,401            27,926         28,592          51,442         48,197
Amortization of non-compete agreements..........          530               909            866             349             --
Goodwill amortization...........................        1,814             3,440          4,714           6,704          1,907
Other intangibles amortization..................           --                --          2,673           2,321             --

Operating income ...............................       10,443            15,330         21,038          26,865         64,394
Other Income....................................           --                --             --              --            417
Gains on sales and closures of business.........           --                --             --           4,046             --
Gains on sales of investments and other,
  net...........................................           --             2,585             --              --             --
Interest expense, net of interest
  income........................................        6,893            18,230         26,513          26,872         17,394
Minority interest in (earnings) losses of
  subsidiaries..................................          (26)              (39)            32             (38)           (18)
                                                --------------    --------------   ------------   -------------  -------------

Income (loss) before provision for (benefit
  from) income taxes and extraordinary
  loss..........................................        3,524              (354)        (5,443)          4,001         47,399
Provision for (benefit from) income
  taxes.........................................        1,852               710           (153)          4,413         18,374
                                                --------------    --------------   ------------   -------------  -------------

      Income (loss) before extraordinary gain
      (loss)....................................        1,672            (1,064)        (5,290)           (412)        29,025
     Extraordinary gain (loss), net of..........           --              (463)            --             330         (2,581)
                                                --------------    --------------   ------------   -------------  -------------

     Net income (loss)..........................  $     1,672      $     (1,527)    $   (5,290)    $       (82)   $    26,444
                                                ==============    ==============   ============   =============  =============

Basic earnings (loss) per common share:

     Income (loss) before extraordinary
       gain (loss)..............................  $       0.07     $      (0.04)    $    (0.22)    $     (0.02)   $      0.90
     Extraordinary gain (loss), net of
       tax..............                                    --            (0.02)            --            0.01          (0.08)
                                                --------------   ---------------    ------------  -------------  -------------

     Net income (loss)..........................  $       0.07     $      (0.06)    $    (0.22)    $    ( 0.01)   $      0.82
                                                ==============    ==============   ============   =============  ============
     Weighted average shares outstanding.......         23,591           23,785         23,787          23,787         32,163

Diluted earnings (loss) per common share:

     Income (loss) before extraordinary
       gain (loss)..............................  $      0.07      $      (0.04)    $    (0.22)    $     (0.02)   $      0.85
     Extraordinary gain (loss), net of                     --             (0.02)            --            0.01          (0.07)
       tax..............                        --------------    --------------   ------------   -------------  -------------

     Net income (loss)..........................  $      0.07      $      (0.06)    $    (0.22)    $     (0.01)   $      0.78
                                                ==============    ==============   ============   =============  =============
     Weighted average shares outstanding........        23,591           23,785         23,787          23,787         34,022


Other data:
EBITDA (a).....................................   $    15,869      $     25,978     $   36,349          47,357    $    70,994
EBITDA margin  (b).............................           6.4%              6.5%           6.7%            6.6%           8.6%
Cash flow from (used in) operating
  activities..........                            $    (8,503)     $     11,767     $   17,101          37,879    $     1,278
Cash flow from (used in) investing
  activities..........                                (35,388)         (111,672)       (28,912)         (1,707)        (1,423)
Cash flow from (used in) financing                     43,396           100,957         12,036         (35,676)         2,481
  activities..........
Capital expenditures............................        2,089             4,761          6,584           2,181          3,225
Balance sheet data (as of December 31):
Current assets..................................       73,557      $    118,583     $  148,420         144,418        208,396
Working capital.................................       33,857            48,818         56,841          27,559         80,390
Total assets....................................      136,544           278,691        324,423         306,651        364,692
Long-term debt, including current
  portion.............                                 90,851           212,301        237,695         202,905        105,701
Net debt (c)....................................       84,721           211,092        236,261         200,975        101,435
Stockholders' equity (deficit)..................        5,603             3,672        (1,576)          (3,442)       128,829

(a) "EBITDA", as defined, represents income before income taxes, plus depreciation, amortization and net interest expense. EBITDA is a supplemental financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the United States of America, "GAAP"). We believe that EBITDA is a useful supplement to net income and other income statement data because it is used by some investors in understanding and measuring a company's cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, all companies do not calculate EBITDA in the same manner, and as a result, the EBITDA measures presented may not be comparable to similarly titled measures of other companies. The computations of EBITDA are as follows:

                                                                                 Year ended December 31,

                                                                 1998         1999         2000          2001           2002
                                                                 ----         ----         ----          ----           ----
                                                                                    ($ in thousands)
       Income (loss)  before  provision for (benefit
       from)  income  taxes and  extraordinary  gain
       (loss)..............................................    $   3,524    $   (354)   $   (5,443)   $     4,001    $   47,399
       Interest expense....................................        6,893      18,230        26,513         26,872        17,394
       Depreciation and amortization.......................        5,452       8,102        15,279         16,484         6,201
                                                              ----------   -----------  ----------    -----------    ----------

       EBITDA..............................................    $  15,869    $ 25,978    $   36,349    $    47,357    $   70,994
                                                              ==========   ===========  ==========    ===========    ==========

       Income  (loss)  before   extraordinary   gain
       (loss) margin                                                0.7%       (0.3%)        (1.0%)       (0.1%)           3.5%
       EBITDA margin (b)                                            6.4%        6.5%          6.7%         6.6%            8.6%

          (b) EBITDA margin represents EBITDA calculated as a percentage of total revenues.

          (c)       Net  debt  represents  total   indebtedness  less  cash  and
                    investments in marketable securities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with Item 6. "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this filing. Some of the statements in the following discussion are forward-looking statements. See "Forward-Looking Statements."

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

     We currently serve over 800 U.S federal government clients, as well as state and foreign governments. For the year ended December 31, 2002, we estimate that approximately 90% of our revenue was from contracts where we were the lead, or "prime," contractor. We provide our services under long-term contracts that have a weighted average term of eight years. We have obtained ISO 9001 registration for our quality management systems at key facilities and have achieved Software Engineering Institute (SEI) Level 3 certification for our software development facility's processes. Our contract base is well diversified among government agencies. No single award contract or task order accounted for more than 5.5% of revenues for the year ended December 31, 2002.


Description of Critical Accounting Policies

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollected accounts receivable and other contingent liabilities, revenue recognition and goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions.
Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, costs of revenues, goodwill impairment, long-lived assets and identifiable intangible asset impairment and business combinations.


Revenue Recognition

     During the twelve months ended December 31, 2002, we estimate that approximately 98% of our revenues were derived from services and approximately 2% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method).

     We recognize revenues under our federal government contracts when a contract is executed, the contract price is fixed and determinable, delivery of the services or products has occurred, the contract is funded and collectibility of the contract price is considered probable. Our contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time we may proceed with work based on customer direction pending finalization and signing of contractual funding documents. We have an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred.

     We recognize revenues under our federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs we incur under federal government contracts are subject to regulation and audit by certain agencies of the federal government. Contract cost disallowances resulting from government audits have not historically been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 37% time and materials, 35% cost-plus and 28% fixed price (a substantial majority of which are firm fixed price level of effort) during the twelve months ended December 31, 2002. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

     We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion, issues may arise, which would lead to accounts receivable not being fully collected.

Costs of Revenues

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for goodwill (prior to the adoption of SFAS No. 142 in January 2002), amortization expense for separately identified intangibles from acquisitions, certain general and administrative expenses and, prior to our initial public offering, management fees paid to Caxton-Iseman Capital, Inc., an affiliate of our principal stockholders. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to manage our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies.

Goodwill Impairment

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired. For acquisitions completed prior to July 1, 2001, and until the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the amortization period was dependent on the nature of the operations acquired. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather test for impairment of our goodwill at least annually using a fair value approach.

     As of June 30, 2002, we had identified our reporting units, allocated our assets and liabilities, including goodwill, to reporting units and compared the carrying value of the reporting units to their estimated fair values using a discounted cash flow approach in performing the transitional impairment analysis required under SFAS No. 142. There was no indication of goodwill impairment as a result of the transitional impairment analysis.

     As of September 30, 2002, we performed our annual goodwill impairment analysis required under SFAS No. 142. We applied the same methodology described above in performing our annual impairment test and we noted there was no indication of goodwill impairment for any reporting unit. We will perform our annual impairment test as of September 30, each year unless circumstances indicate that an impairment test should be performed sooner. If we are required to record an impairment charge in the future, it would have an adverse non-cash impact on our results of operations.

Long-Lived Assets and Identifiable Intangible Asset Impairment

     Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. None of these events occurred for the period ended December 31, 2002. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability.

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

Business Combinations

     Subsequent to January 1, 2002 and for business combinations occurring after June 30, 2001, we apply the provisions of SFAS No. 141, Business Combinations, whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves significant estimates and management judgement that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. Costs incurred related to successful business combinations are capitalized as costs of business combinations, while costs incurred by us for unsuccessful or terminated acquisition opportunities are expensed when we determine that such opportunities will no longer be pursued. Costs incurred related to anticipated business combinations are deferred.

Statements of Operations

     The following is a description of certain line items from our consolidated statement of operations.

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

     Interest expense is primarily for our 12% Notes and our Credit Facility, our subordinated notes payable and subordinated convertible promissory notes held by our stockholders prior to their repayment or conversion in connection with our IPO, and other miscellaneous interest costs. In addition, approximately $1.9 million of interest expense for the twelve months ended December 31, 2002 relates to the recognition of previously unrecognized losses related to the termination of approximately $30.0 million in interest rate swaps.

     Other income is from non-core business items such as gains on the sales and closures of businesses and investments.

Backlog

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that we manage costs effectively, making us competitive on price. We believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted over the past four years. We have increased our total estimated contract value by approximately $760.0 million, from $3.5 billion as of December 31, 2001, to $4.3 billion at December 31, 2002, of which approximately $418.2 million was funded backlog as of December 31, 2002. Funded backlog increased approximately $108.7 million to $418.2 million at December 31, 2002 from $309.5 million as of December 31, 2001. Our total estimated contract value represents the aggregate estimated contract revenue to be earned by us at a given time over the remaining life of our contracts. When more than one company is awarded a contract for a given work requirement, we include in total estimated contract value only our estimate of the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated contract value is not funded backlog. Our estimated contract value is based on our experience under contracts and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations. In addition, we are periodically asked to work at-risk on projects. At-risk means that the customer has asked us to work, or to continue working, on a project even though there are no funds obligated and released for payment by the customer . In most cases, the government is in the process of funding the contract or tasks and requests that we continue work to avoid disruptions to the project. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

Acquisitions, Divestitures and Business Closures

     In 1996, we were formed by affiliates of and companies managed by Caxton-Iseman Capital, Inc., including Azimuth Technologies, L.P., Azimuth Tech. II LLC and Frederick J. Iseman, which we refer to collectively as the "Caxton-Iseman Stockholders." On April 1, 1996, we acquired all of the outstanding stock of Anteon Virginia (then known as Ogden Professional Services Corporation) from Ogden Corporation in a leveraged transaction. Anteon Virginia provided information technology and network system services primarily to the U.S. government and its agencies. We paid an aggregate consideration of approximately $36.5 million to Ogden, including transaction costs. The acquisition was accounted for using the purchase method of accounting.

     The following table summarizes our acquisitions, divestitures and business closures.

                                                                                            Revenues for the most
                                                                                          recently completed twelve
                                                                                           month period ended prior
                 Name                           Status              Acquisition Date            to acquisition
                                                                                                (in thousands)
ACQUISITIONS
   Vector Data Systems...........              Acquired                August 1997              $     35,600
   Techmatics....................              Acquired                 May 1998                      56,700
   Analysis & Technology.........              Acquired                 June 1999                    170,400
   Sherikon......................              Acquired               October 2000                    62,700
   SIGCOM Training...............              Acquired                 July 2001                     12,500



                                                                                           Revenues for the twelve
                                                                                            months ended prior to
                 Name                           Status          Divestiture/Closure Date     divestiture/closure
                                                                                                (in thousands)
DIVESTITURES/CLOSURES
   CITE                                          Sold           June 2001                    $         2,411
   IMC                                           Sold           July 2001                             21,710
   DisplayCheck..................                Sold           April 2002                               270
   STSR                                         Closed          December 2001                          3,427


         Acquisitions

     Vector Data Systems--On August 29, 1997, we acquired all of the outstanding stock of Vector Data Systems, Inc., or "Vector Data," including Vector Data's eighty percent equity interest in Vector Data Systems (UK) Limited, collectively, "Vector." Vector supplied specialized information systems and services for the collection, analysis and distribution of military intelligence data. The aggregate consideration paid by us was approximately $19.0 million, including transaction costs. The acquisition was accounted for using the purchase method of accounting.

     Techmatics--On May 29, 1998, we acquired all of the outstanding stock of Techmatics, an established provider of systems engineering and program management services for large-scale military system development, including the Navy's surface ship fleet, on-ship combat systems and missile defense programs. The aggregate consideration paid by us was approximately $45.9 million, including transaction costs. The acquisition was accounted for using the purchase method of accounting.

     Analysis & Technology--On June 23, 1999, we acquired all of the outstanding stock of Analysis & Technology, Inc., or "A&T," a provider of systems and engineering technologies, technology-based training systems, and information technologies to the U.S. government and commercial customers, for an aggregate consideration, including transaction costs, of approximately $115.6 million. The acquisition was accounted for using the purchase method of accounting.

     Sherikon--On October 20, 2000, we purchased all of the outstanding stock of Sherikon, a technology solutions and services firm, for an aggregate consideration, including transaction costs, of approximately $34.8 million. We issued $7.5 million principal amount subordinated promissory notes to former shareholders of Sherikon of which $2.5 million remains outstanding. On October 18, 2002, we asserted an indemnification claim against the former shareholders of Sherikon in an aggregate amount exceeding the $2.5 million promissory note. We are treating this indemnification claim as a set off against the $2.5 million promissory note obligation. The acquisition was accounted for using the purchase method of accounting.

     SIGCOM Training--On July 20, 2001, we acquired the assets, contracts and personnel of the training systems division of SIGCOM, Inc., for an aggregate consideration of $11.0 million, including transaction costs. The training systems division of SIGCOM, Inc. is a provider of sophisticated simulation systems used by the most advanced military and government organizations around the world, including the U.S. Army, U. S. Marine Corps, U. S. Navy Seals, the FBI, SWAT teams, British Special Forces and NATO troops, to help acclimate members of the armed forces to combat conditions in urban areas. The acquisition was accounted for using the purchase method of accounting.

Divestitures/Closures

     In June 2001, our management made a strategic decision to focus our resources on our core services business. As a result, we have sold, closed or substantially curtailed several small businesses.

     Center for Information Technology Education--We established CITE in 1999 to conduct training for adults in the metropolitan Washington, D.C. area who were interested in information technology as a second career. CITE offered ORACLE database and JAVA training. While initially profitable, the business was impacted by the slowdown of the general economy. On June 29, 2001, we sold the business for $100,000, of which $50,000 was paid in cash and the remainder was required to be paid in equal monthly installments of approximately $8,300 beginning August 1, 2001. In addition, we retained the tuition from courses that were already underway prior to the sale on June 29, 2001. CITE's losses from operations totaled $1.0 million for the twelve months ended December 31, 2001 on revenue of $1.2 million. CITE's income from operations totaled $414,000 for the year ended December 31, 2000 on revenues of $2.5 million.

     CITI-SIUSS LLC--We established a joint venture, CITI-SIUSS LLC (formerly known as Anteon-CITI-LLC), with Criminal Investigative Technology, Inc. in 1999 to participate in the law enforcement software development and services market. After two years of investment in software and business development expenses, the joint venture had not generated a sufficient customer base to create a self-supporting business. In June 2001, we decided to cease software development operations but to continue to support existing customers. For the twelve months ended December 31, 2001, the joint venture generated operating losses of $2.6 million on revenues of approximately $1.5 million, compared with operating losses of $2.5 million on revenues of $879,000 for the twelve months ended December 31, 2000. We do not intend to make any additional investment in developing or enhancing the existing software.

     Interactive Media Corp.--On July 20, 2001, we sold all of our stock in IMC for $13.5 million in cash, subject to adjustment based on the amount of working capital as of the day of sale. IMC specializes in providing training services to customers primarily in the commercial marketplace. Prior to the sale, IMC transferred to us the assets of the government division of IMC, which specializes in training services primarily for the government marketplace. For the commercial division, revenues were approximately $11.7 million for the twelve months ended December 31, 2001, as compared to $18.1 million for the twelve months ended December 31, 2000. Operating loss was approximately $41,000 for the twelve months ended December 31, 2001, as compared to operating income of $686,000 for the twelve months ended December 31, 2000. The total gain from the sale recorded for the twelve months ended December 31, 2001, was approximately $3.5 million.

     DisplayCheck--Through our acquisition of A&T in June 1999, we acquired expertise in electronic testing of liquid crystal displays and other microdisplay products that utilize liquid crystal on silicon technologies. This newly emergent market was pursued to determine business feasibility. While we were successful in generating a limited amount of revenue from our test equipment products, we decided not to make any further investments in this market. Operations ceased in August 2001. Operating losses of $407,000 on revenues of $664,000 were incurred in the twelve months ended December 31, 2001. DisplayCheck generated an operating loss of $15,000 on revenue of $703,000 in 2000. On April 3, 2002, we sold principally all of the assets and transferred certain liabilities of the business for an aggregate purchase price of $200,000.

     South Texas Ship Repair--Through our acquisition of Sherikon in October 2000, we acquired South Texas Ship Repair, or "STSR". STSR specialized in performing ship repair projects for government, commercial and private
customers.   The  market   conditions   for  this  type  of  work   deteriorated
significantly in late 2000 and early 2001. Management decided to cease the operations of STSR in December 2001. During the twelve months ended December 31, 2001, we incurred operating losses of $2.1 million on revenues of $3.3 million. For the twelve months ended December 31, 2001, we also wrote off approximately $1.0 million in goodwill, which was part of the original goodwill from the Sherikon acquisition.

         Results of Operations

     Our historical consolidated financial statements do not reflect the full-year impact of the operating results of a number of our acquisitions, divestitures and closures, since their operating results are only included or excluded from our results from the date of acquisition, divestiture or closure, as applicable. In addition, our operating results from period to period may not be comparable with future results because we incurred a number of expenses as discussed below, the impact of the amortization and reclassification principles of SFAS No.142 relating to goodwill and certain intangible assets (discussed below) and the impact of our initial public offering in March 2002.

     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to revenues during the period shown:

                                                                         Twelve Months Ended
                                   ------------------------------------------------------------------------------------------------
                                                                             December 31,
                                                   2002                        2001                            2000
                                                                  (in thousands, except percentages)
Revenues                              $    825,826     100.0%        $   715,023      100.0%        $   542,807      100.0%
   Cost of Revenues...........             711,328      86.1             627,342       87.7             474,924       87.5
   Gross Profit...............             114,498      13.9              87,681       12.3              67,883       12.5
   Costs and expenses..........
   General and administrative.              48,197       5.8              51,442        7.2              38,592        7.1
   Amortization(1)............               1,907       0.3               9,374        1.3               8,253        1.5

Total Operating Expenses                    50,104       6.1              60,816        8.5              46,845        8.6

Income from operations........              64,394       7.8              26,865        3.8              21,038        3.9
Interest expense, net.........              17,394       2.1              26,872        3.8              26,513        4.9
Other (income) expense, net...                (417)       --              (4,046)      (0.6)                 --         --

Income before taxes and
     minority interest........              47,417       5.7               4,039        0.6              (5,475)      (1.0)
Provision (benefit) for income
     taxes....................              18,374       2.2               4,413        0.6                (153)        --
Minority interest.............                 (18)       --                 (38)        --                  32         --

Income (loss) before
     extraordinary items                    29,025       3.5                (412)      (0.1)             (5,290)      (1.0)
Extraordinary gain (loss) on
     early extinguishment of
     debt, net of tax.........              (2,581)     (0.3)                330         --                  --         --
Net income (loss).............        $     26,444       3.2%        $       (82)       0.0%        $    (5,290)      (1.0)%



 (1) Includes amortization of non-compete agreements, amortization of contract backlog intangibles and for 2000 and 2001, before the adoption of SFAS No. 142, goodwill amortization and amortization of employee workforce intangibles.

2002 compared with 2001

Revenues

     For the twelve months ended December 31, 2002, revenues increased to $825.8 million, or 15.5%, from $715.0 million for the twelve months ended December 31, 2001. The increase in revenues was attributable to organic growth and the full year 2002 impact of the acquisition of SIGCOM Training in July, 2001. This increase was offset in part by the sale of the commercial business of IMC on July 20, 2001. IMC's 2001 revenue for the commercial division was $11.7 million through the sale date. For the twelve months ended December 31, 2002, our organic growth was 16.9%, or $119.2 million, excluding the impact of acquired, closed or sold businesses. The increase in our organic growth was primarily attributable to growth in contracts for the development of information technology, communications systems for the intelligence community, training, modeling and simulation across our Department of Defense customer base, support for U.S. Navy programs and support for U. S. Air Force acquisition and operations.

Costs of Revenues

     For the twelve months ended December 31, 2002, costs of revenues increased by $84.0 million, or 13.4%, to $711.3 million from $627.3 million for the twelve months ended December 31, 2001. For the twelve months ended December 31, 2002, costs of revenues as a percentage of revenues decreased to 86.1% from 87.7% for the twelve months ended December 31, 2001. The costs of revenues increase was due primarily to the corresponding growth in revenues resulting from organic growth and our acquisition of SIGCOM Training. The gross margin increased from 12.3% for the twelve months ended December 31, 2001 to 13.9% for the twelve months ended December 31, 2002, primarily due to reductions in overhead expenses and depreciation. Depreciation decreased from $7.1 million in 2001 to $4.3 million in 2002. Most of the decrease was due to the curtailment of operations of CITI-SIUSS LLC in 2001 and completion of the remaining software depreciation during the first half of 2001.

General and Administrative Expenses

     For the twelve months ended December 31, 2002, general and administrative expenses decreased $3.2 million, or 6.3%, to $48.2 million from $51.4 million for the twelve months ended December 31, 2001. General and administrative expenses for the twelve months ended December 31, 2002, as a percentage of revenues, decreased to 5.8% from 7.2%. Excluding certain items from the twelve months ended December 31, 2001, as outlined below, and the impact of businesses sold or closed (described above), general and administrative expenses as a percentage of revenue would have been 6.3% of our revenues for the twelve months ended December 31, 2001. Certain items totaling $6.6 million that were incurred in the twelve months ended December 31, 2001, but were not incurred in the twelve months ended December 31, 2002, included a $3.6 million fee payable to Caxton-Iseman Capital, Inc. in connection with the termination of our management fee agreement as of December 31, 2001, management fees of $1.0 million paid to Caxton-Iseman Capital, Inc., a $750,000 write-down of the carrying value of our North Stonington, Connecticut facility, a $600,000 settlement and $497,000 in legal fees incurred in the first quarter of 2001 for matters relating to a dispute with a former subcontractor, and a $181,000 severance charge relating to the termination of a former A&T executive. General and administrative expenses for the twelve months ended December 31, 2001 also included costs related to several businesses which were either sold or closed during 2001, including IMC, CITE, DisplayCheck and STSR.

Amortization

     For the twelve months ended December 31, 2002, amortization expenses decreased $7.5 million, or 79.7 %, to $1.9 million from $9.4 million for the twelve months ended December 31, 2001. Amortization as a percentage of revenues was 1.3% for the twelve months ended December 31, 2001. The decrease in amortization expenses was primarily attributable to the adoption of SFAS No. 142 as of January 1, 2002, which eliminated further amortization of goodwill. In addition, for the twelve months ended December 30, 2001, we wrote off $1.0 million in goodwill associated with the closure of STSR in 2001. See the notes to our consolidated financial statements, included elsewhere in this filing.

Operating Income

     For the twelve months ended December 31, 2002, operating income increased $37.5 million, or 139.7%, to $64.4 million from $26.9 million for the twelve months ended December 31, 2001. Operating income as a percentage of revenues increased to 7.8% for the twelve months ended December 31, 2002 from 3.8% for the twelve months ended December 31, 2001. Absent the $6.6 million of expenses for the twelve months ended December 31, 2001 described in the general and administrative expenses section above, the $1.0 million for the write-off of goodwill as a result of the closure of STSR, assuming the allocation and amortization principles of SFAS No. 141 and SFAS No. 142 had been in effect as of January 1, 2001, assuming the elimination of our sold or closed operations, and including the operating results of SIGCOM Training for fiscal 2001, our operating income would have been $39.8 million for the twelve months ended December 31, 2001, and our operating margin would have been 5.6%.

Interest Expense, Net

     For the twelve months ended December 31, 2002, interest expense, net of interest income, decreased $9.5 million, or 35.3%, to $17.4 million from $ 26.9 million for the twelve months ended December 31, 2001. The decrease in interest expense was due primarily to a reduction in our debt as a result of our initial public offering in March 2002, which generated $75.2 million in net cash, and the conversion of our $22.5 million subordinated convertible promissory note held by Azimuth Tech. II LLC, one of our principal stockholders. In addition, interest expense decreased as a result of lower borrowing rates in 2002 compared with 2001. The decrease in interest expense was offset in part by the recognition of previously unrecognized losses of $1.9 million related to the termination of $30.0 million of interest rate swap agreements.

Other Income

     For the twelve months ended December 31, 2002, other income decreased $3.6 million, to $417,000, from $4.0 million for the twelve months ended December 31, 2001. Other income for the twelve months ended December 31, 2002 included a gain on the sale of DisplayCheck assets and receipt of insurance proceeds for misappropriated equipment previously recorded as a loss. Other income for the twelve months ended December 31, 2001 was comprised primarily of gains on sales and closure of businesses of $4.0 million. Gains on sales and closure of businesses consisted of a $100,000 gain on the sale of CITE's assets and $487,000 representing the remaining minority interest as of the date of curtailment of operations of CITI-SIUSS, LLC. In addition, for the twelve months ended December 31, 2001, we sold IMC as discussed above, resulting in a gain of $3.5 million.

Provision For Income Taxes

     Our effective tax rate for the twelve months ended December 31, 2002 was 38.8%, compared with 110.3% for the twelve months ended December 31, 2001, due primarily to a reduction in non-deductible goodwill amortization expense as a result of the implementation of SFAS No. 142 as of January 1, 2002.

2001 Compared with 2000

Revenues

     For the twelve months ended December 31, 2001, revenues increased to $715.0 million, or 31.7%, from $542.8 million for the twelve months ended December 31, 2000. The increase in revenues was attributable to organic growth, a full year of revenue from Sherikon, which was acquired in October 2000, and the acquisition of SIGCOM Training. These increases were offset in part by the sale of the commercial business of IMC on July 20, 2001. For the twelve months ended December 31, 2001, organic growth was 21.0%, or $110.9 million. This growth was driven in part by the expansion of work on several large contracts with the U.S. Army, FEMA, Office of the Secretary of Defense, GSA and U.S. Postal Service. In addition, we won several new contracts, including contracts with the Secretary of the Air Force, the U.S. Army Battle Simulation Center and the U.S. Navy. Sherikon provided $68.7 million in revenue during the twelve month period ended December 31, 2001, which was an increase of $53.5 million from the twelve month period ended December 31, 2000, during which Sherikon was only included for the period subsequent to its acquisition. SIGCOM Training, which was acquired in July 2001, provided an additional $7.9 million in revenue subsequent to its acquisition. IMC's revenues for the commercial division were $11.7 million during the twelve month period ended December 31, 2001, compared with $18.1 million during the twelve month period ended December 31, 2000. IMC was sold in July 2001.

Costs of Revenues

     For the twelve month period ended December 31, 2001, costs of revenues increased by $152.4 million, or 32.1%, to $627.3 million from $474.9 million for the twelve month period ended December 31, 2000. Costs of revenues as a percentage of revenues grew from 87.5% to 87.7%. The costs of revenues growth was due primarily to the corresponding growth in revenues resulting from organic growth, the inclusion of a full year of Sherikon's revenues, and the acquisition of SIGCOM Training. The majority of this growth was due to a $61.4 million increase in direct labor and fringe and an $84.1 million increase in other direct contract costs. Our gross margin declined from 12.5% to 12.3% primarily due to an increase in the portion of our revenues generated through subcontractors, which generally result in a lower margin.

General and Administrative Expenses

     For the twelve month period ended December 31, 2001, general and administrative expenses increased $12.9 million, or 33.3%, to $51.4 million from $38.6 million for the twelve month period ended December 31, 2000. General and administrative expenses as a percentage of revenues increased to 7.2% from 7.1%. The increase in expenses was due to additional costs related to our growth, and included $3.9 million in general and administrative costs reflecting a full year of operations from Sherikon, which was acquired on October 20, 2000. This increase was offset by cost savings from the integration of A&T, Sherikon and SIGCOM Training. Expenses in 2001 included a $3.6 million fee payable to Caxton-Iseman Capital, Inc. in connection with the termination of our management fee agreement as of December 31, 2001; a $1.0 million management fee paid to Caxton-Iseman Capital, Inc. for 2001; a $750,000 write-down of the carrying value of our North Stonington, Connecticut facility; a $600,000 settlement, $497,000 in related legal fees incurred during the first quarter of 2001 for matters relating to a dispute with a former subcontractor (see Note 16(c) to our historical consolidated financial statements included elsewhere in this filing); and a $181,000 severance charge relating to the termination of a former A&T executive. Excluding the aggregate $6.6 million expenses mentioned above, our general and administrative expenses for the twelve months ended December 31, 2001 would have represented 6.3% of our revenues for the same period. General and administrative expenses for the twelve months ended December 31, 2001 also included costs related to several businesses which were either sold or closed during the year, including IMC, CITE, DisplayCheck and STSR.

Amortization

     For the twelve month period ended December 31, 2001, amortization expenses increased $1.1 million or 13.6%, to $9.4 million from $8.3 million for the prior period. Amortization as a percentage of revenues decreased to 1.3% from 1.5%. The increase in amortization expenses was primarily attributable to a $1.2 million increase in amortization expense due to the inclusion of a full year of Sherikon goodwill and intangibles amortization expense, as well as $100,000 for six months of SIGCOM Training intangible amortization expense. In addition, we wrote off $1.0 million in goodwill relating to the closure of STSR in 2001. These amounts were offset by a $500,000 decrease in non-compete amortization and a $859,000 increase due to a large one-time adjustment resulting from the reclassification of a portion of A&T's goodwill to intangibles, which occurred in 2000.

Operating Income

     For the twelve month period ended December 31, 2001, operating income increased $5.8 million, or 27.7%, to $26.9 million from $21.0 million. Operating income as a percentage of revenue decreased to 3.8% for the twelve months ended December 31, 2001 from 3.9% for the twelve months ended December 31, 2000. Absent $6.6 million of expenses detailed in general and administrative expenses, $1.0 million for the write-off of goodwill as a result of the closure of STSR, assuming the allocation and amortization principles of SFAS No. 142 had been in effect as of January 1, 2001, and assuming the elimination of our sold or closed operations for the entire twelve month period ended December 31, 2001, our operating income would have been $39.8 million for the twelve month period ended December 31, 2001 and our operating margin would have been 5.6%.

Interest Expense

     For the twelve month period ended December 31, 2001, interest expense, net of interest income, increased $360,000, or 1.4%, to $26.9 million from $26.5 million for the twelve month period ended December 31, 2000. The increase in interest expense was due primarily to increased borrowings on our revolving line of credit relating primarily to the purchases of Sherikon in October 2000 and SIGCOM Training in July 2001, net of proceeds from the sale of IMC used to reduce our borrowings under the revolving loan portion of our prior credit facility.

Other Income

     For the twelve month period ended December 31, 2001, other income, which includes gains on sales and closures of businesses, was $4.0 million. We sold IMC in the third quarter of 2001 at a gain of $3.5 million. In addition, other income includes a $100,000 gain on the sale of CITE's assets and a $487,000 gain resulting from the closure of the CITI-SIUSS, LLC. Upon cessation of the operations of CITI-SIUSS, LLC there were no excess proceeds available to us or the minority interest. Accordingly, the remaining minority interest was written off to other income.

Provision for Income Taxes

     Our effective tax rate for the twelve month period ended December 31, 2001 was 110.3%, compared with a benefit of 2.8% for the twelve month period ended December 31, 2000 due to an increase in non-deductible goodwill associated with the acquisition of Sherikon and the increase of our effective federal tax rate from 34% to 35%.

Liquidity and Capital Resources

         Cash Flow for the Twelve Months Ended December 31, 2002 and 2001
     We generated $1.3 million in cash from operations for the twelve months ended December 31, 2002. By comparison, we generated $37.9 million in cash from operations for the twelve months ended December 31, 2001. The reduced level of cash from operations for the twelve months ended December 31, 2002 was primarily the result of an increase in contract receivables created by an upgrade of software systems and procedures by two government paying offices that process a substantial percentage of our invoices, which caused delays in payment of contract receivables. We saw improvement in government payment cycles in the fourth quarter of 2002, which resulted in a four day improvement in our days sales outstanding as compared to the third quarter of 2002. We expect collection of contract receivables from these two paying offices to continue to improve during 2003. Contract receivables increased $57.7 million for the twelve months ended December 31, 2002. Principally as a result of the above, total days sales outstanding were 78 days as of December 2002 compared with 66 days as of December 2001. Accounts receivable totaled $189.1 million at December 31, 2002 and represented 52% of total assets at that date. Additionally, increases in accounts payable and accrued expenses resulted in an increase of $22.6 million of cash from operations, a 43.6% increase from 2001. For the twelve months ended December 31, 2002, net cash used in investing activities was $1.4 million, which was attributable to purchases of property, plant and equipment, offset in part by $1.8 million in proceeds received from the sale of our facility in Butler, Pennsylvania. Cash provided by financing activities was $2.5 million for the twelve months ended December 31, 2002.

     On March 15, 2002, we completed our IPO with the sale of 4,687,500 shares of our common stock. Our net proceeds were approximately $75.2 million, based on an IPO price of $18.00 per share, after deducting underwriting discounts and commissions of $5.9 million and offering costs and expenses of $3.3 million. We used the net proceeds from the IPO to: repay $11.4 million of our debt outstanding under the term loan portion of our prior credit facility; temporarily pay down $39.5 million on the revolving loan portion of our prior credit facility on March 15, 2002 (the revolving loan was subsequently increased on April 15, 2002 to redeem $25.0 million principal amount of our 12% Notes); redeem $25.0 million principal amount of our 12% Notes on April 15, 2002, and to pay accrued interest of $1.3 million thereon and the associated $3.0 million prepayment premium (pending the permanent use of such net proceeds, we used such funds to temporarily reduce the revolving portion of our prior credit facility); to repay in full our $7.5 million principal amount subordinated promissory note held by Azimuth Technologies, L.P., one of our principal stockholders, including $50,000 aggregate principal amount of our subordinated promissory notes, held by present members of our management; and to repay $4.4 million of our subordinated notes, relating to accrued interest on our $22.5 million principal amount subordinated convertible promissory note formerly held by Azimuth Tech. II LLC, one of our principal stockholders.

     The remainder of the net proceeds to us from the IPO, approximately $12.5 million, was temporarily invested in short-term investment grade securities and subsequently liquidated and used to repay amounts outstanding under the revolving portion of our prior credit facility. We also used $2.5 million of the IPO proceeds temporarily to repay debt under the revolving portion of our prior credit facility with the intention of repaying in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc. On October 18, 2002, we asserted an indemnification claim against the former shareholders of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. We are treating this indemnification claim as a set off against the $2.5 million promissory note obligation.

     On October 21, 2002, we entered into an amended and restated credit agreement related to our Credit Facility. This amendment and restatement, among other things, provides for the potential increase to the revolving loan portion of our Credit Facility to a maximum of $200 million, loosens certain restrictions on our ability to incur indebtedness and make investments, and made appropriate revisions to the definition of change in control to reflect the fact that our IPO has occurred. The Credit Facility also permits us to elect from time to time to (i) repurchase certain amounts of our subordinated debt and outstanding common stock from our share of excess cash flow (as defined in the Credit Facility); and (ii) repurchase certain amounts of our subordinated debt from our share of net cash proceeds of issuances of equity securities. In addition, the Credit Facility provides flexibility to raise additional financing to fund future acquisitions.

     Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility. Our Credit Facility expires June 23, 2005. The facility consists of a term loan and a revolving line of credit allowing for aggregate borrowings of up to $222.3 million as of December 31, 2002. Borrowings from the revolving line of credit can be made based upon a borrowing base consisting of a portion of our eligible billed and unbilled receivable balances and our ratio of net debt to EBITDA (as defined in the Credit Facility). The Credit Facility contains affirmative and negative covenants customary for such financings. The Credit
Facility also contains financial covenants customary for such financing, including, but not limited to: maximum ratio of net debt to EBITDA; maximum ratio of senior debt to EBITDA and limitation on capital expenditures. For the period ended December 31, 2002, we complied with all of the financial covenants. At December 31, 2002, total debt outstanding under our Credit Facility was approximately $28.2 million, consisting of $21.2 million of term loan, and $7.0 million outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of December 31, 2002 were $108.3 million. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the term loan. Due to excess cash flows generated during 2001 under our Credit Facility (prior to its amendment), we made an additional principal payment of $10.7 million under the term loan portion of our Credit Facility during the quarter ended March 31, 2002. In addition, borrowings under the Credit Facility mature on June 23, 2005, and we are scheduled to pay quarterly installments of approximately $950,000 under the term portion until the Credit Facility matures on June 23, 2005. As of December 31, 2002, we did not have any capital commitments greater than $1.0 million.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business and the delays in government funding and payment. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our Credit Facility.

     We have relatively low capital investment requirements. Capital expenditures were $3.2 million and $2.2 million for the twelve months ended December 31, 2002 and 2001, respectively, primarily for leasehold improvements and office equipment.

     We use off-balance sheet financing, primarily to finance certain capital expenditures. Operating leases are used primarily to finance the purchase of computers, servers, phone systems and to a lesser extent, other fixed assets like furnishings. As of December 31, 2002 we had financed equipment with an original cost of approximately $14.6 million through operating leases. Had we not used operating leases, we would have used our existing line of credit to purchase these assets. Other than the operating leases described above, and facilities leases, we do not have any other off- balance sheet financing.

     Our business acquisition expenditures were $11.0 million in 2001. In 2001, we acquired SIGCOM Training. The acquisition was financed through borrowings under our prior credit facility. In the past, we have engaged in acquisition activity, and we intend to do so in the future. Historically, we have financed our acquisitions through a combination of bank debt, subordinated debt, subordinated public and private debt and equity investments. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our Credit Facility, bank loans, equity offerings, or some combination of the foregoing.

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

Inflation

     We do not believe that inflation has had a material effect on our business in 2002 or 2001.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 retains the requirements of SFAS No. 121 to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope, which is now addressed in accordance with SFAS No. 142. We adopted SFAS No. 144 as of January 1, 2002, with no impact on our consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement 145 ("SFAS No. 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement 13, and Technical Corrections. SFAS No. 145 addresses the reporting of gains and losses from extinguishment of debt. SFAS No. 145 rescinded FASB Statements 4 and 64. Under the new standard, only gains and losses from extinguishments meeting the criteria of Accounting Principles Board Opinion No. 30 would be classified as extraordinary items. Thus, gains or losses arising from extinguishments of debt that are part of our recurring operations would not be reported as extraordinary items. Upon adoption, previously reported extraordinary gains or losses not meeting the requirements for classification as such in accordance with Accounting Principles Board Opinion No. 30 would be required to be reclassified for all periods presented. We will adopt SFAS No.145 as of January 1, 2003, and as a result, we will be required to reclassify approximately $2.6 million of extraordinary loss and $330,000 of extraordinary gain for the years ended December 31, 2002 and 2001 respectively, to operating income.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We have not yet determined the impact, if any, this Statement will have on our consolidated financial statements.


     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement are effective as of the fourth quarter of 2002. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of the fair value provisions of this Statement did not have an impact on our consolidated financial statements.

 In December 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of this Issue for the Company will be July 1, 2003. We have not yet determined the impact, if any, this Statement will have on our consolidated financial statements.


     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity, or "VIE," established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation will be July 1, 2003. We have not yet determined the impact, if any, this Interpretation will have on our consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. While the interest rate on the remaining $75.0 million principal amount of our 12% Notes is fixed at 12%, the interest rate on both the term and revolving loan portions of our Credit Facility is affected by changes in market interest rates. We manage these fluctuations in part through interest rate swaps that are currently in place and our focus on reducing the amount of outstanding debt through cash flow. In addition, we have implemented a cash flow management plan focusing on billing and collecting receivables to pay down debt.

     On January 29, 2002, we cancelled approximately $30.0 million of interest swap agreements and recognized previously unrecognized losses of $1.9 million in interest expense for the quarter ended March 31, 2002. As of December 31, 2002, the fair value of our remaining interest rate swap agreements of $15.0 million resulted in a net liability of $763,000 and has been included in other current liabilities.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $249,000 and $208,000 for the twelve months ended December 31, 2002 and 2001, respectively.

Item 8.   Financial Statements and Supplementary Data

          Our consolidated financial statements are provided in Part IV., Item 15 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We had no disagreements with our independent accountants on accounting principles, practices or financial statement disclosure during the two years prior to the date of our most recent consolidated financial statements included elsewhere in this report.

                               Management

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of Anteon and their respective ages as of the date of this filing are as follows:

                    Name                       Age                            Position Held
Frederick J. Iseman....................        50    Chairman of the Board and Director
Joseph M. Kampf........................        58    President, Chief Executive Officer and Director
Thomas M. Cogburn......................        59    Executive Vice President, Chief Operating Officer and Director
Carlton B. Crenshaw....................        57    Senior Vice President and Chief Financial Officer
Mark D. Heilman........................        54    Senior Vice President, Corporate Development
Seymour L. Moskowitz...................        70    Executive Vice President, Technology
Curtis L. Schehr.......................        44    Senior Vice President, General Counsel and Secretary
Vincent J. Kiernan.....................        44    Vice President, Finance
Gilbert F. Decker......................        65    Director
Robert A. Ferris.......................        60    Director
Dr. Paul Kaminski......................        60    Director
Steven M. Lefkowitz....................        38    Director
William J. Perry.......................        75    Director
General Henry Hugh Shelton, USA (ret.).        61    Director
Thomas J. Tisch........................        48    Director


Frederick J. Iseman, Chairman of the Board and Director

     Frederick J. Iseman has served as our Chairman and a director since April 1996. Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, Inc. (a private investment firm), which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Inc., Mr. Iseman founded Hambro-Iseman Capital Partners (a merchant banking firm) in 1990. From 1988 to 1990, Mr. Iseman was a member of Hambro International Venture Fund. Mr. Iseman is Chairman of Buffets, Inc., a director of Vitality Beverages, Inc. and a member of the Advisory Board of Duke Street Capital.

Joseph M. Kampf, President and Chief Executive Officer

     Joseph M. Kampf has served as our President and Chief Executive Officer and a director since April 1996. From January 1994 to 1996, Mr. Kampf was a Senior Partner of Avenac Corporation, a consulting firm providing advice in change management, strategic planning, corporate finance and mergers and acquisitions to middle market companies. From 1990 through 1993, Mr. Kampf served as Executive Vice President of Vitro Corporation, a wholly owned subsidiary of The Penn Central Corporation. Prior to his position as Executive Vice President of Vitro Corporation, Mr. Kampf served as the Senior Vice President of Vitro Corporation's parent company, Penn Central Federal Systems Company and as Chief Liaison Officer for the group with The Penn Central Corporation. Between 1982 and 1986, Mr. Kampf was Vice President of Adena Corporation, an oil and gas exploration and development company. He is a life member of the Navy League and is also active in the Surface Navy Association, Naval Submarine League and National Defense Industrial Association. He was a Director of the Armed Forces Communications and Electronics Association and served on the Board of Directors of Atlantic Aerospace and Electronics Corporation and CPC Health, a non-profit community mental health agency.

Thomas M. Cogburn, Executive Vice President and Chief Operating Officer

     Thomas M. Cogburn has served as our Executive Vice President and Chief Operating Officer and a director since April 1996. From 1992 to 1996, he served as Chief Operating Officer at Ogden Professional Services Corporation, a predecessor company of ours. From 1988 to 1992, Mr. Cogburn served as Vice President of the Information System Support Division of CACI International, Inc. Mr. Cogburn's experience also includes 22 years in information systems design, operation, program management, and policy formulation for the U.S. Air Force.

Carlton B. Crenshaw, Senior Vice President and Chief Financial Officer

     Carlton B. Crenshaw has served as our Senior Vice President and Chief Financial Officer since July 1996. From 1989 to 1996, Mr. Crenshaw served as Executive Vice President, Finance and Administration and Chief Financial Officer of Orbital Sciences Corporation (a commercial technology company). He served in a similar capacity with Software AG Systems, Inc. from 1985 to 1989. From 1971 to 1985, Mr. Crenshaw progressed from financial analyst to Vice President of Strategic Planning for the Sperry Univac division of Sperry Corporation and was Treasurer for Sperry Corporation.

Mark D. Heilman, Senior Vice President, Corporate Development

     Mark D. Heilman has served as our Senior Vice President for Corporate Development since October 1998. From 1991 to September 1998, Mr. Heilman was a partner and principal of CSP Associates, Inc., where he specialized in strategic planning and mergers and acquisition support for the aerospace, defense and information technology sectors. From 1987 to 1991, Mr. Heilman was Vice President and an Executive Director of Ford Aerospace and Communications Corporation.

Seymour L. Moskowitz, Senior Vice President, Technology

     Seymour L. Moskowitz has served as our Senior Vice President, Technology since June 2002 and as Senior Vice President, Technology, from March 1997 through June 2002. Mr. Moskowitz served as a consultant to us from April 1996 to March 1997. Prior to joining us, Mr. Moskowitz served as an independent management consultant from 1994 to April 1996. From 1985 to 1994, Mr. Moskowitz served as Senior Vice President of Technology at Vitro Corporation, where he was responsible for the development and acquisition of technologies and management of research and development personnel and laboratory resources. Before working for the Vitro Corporation, Mr. Moskowitz served as Director of Research and Development for Curtiss-Wright Corporation. Mr. Moskowitz has been awarded seven patents, authored and co-authored over 50 articles, and published in ASME Transactions, ASME Journals of Energy, Power and Aircraft, SAE Journal and various conference proceedings. He formerly served on the Board of Directors of the Software Productivity Consortium and is currently a member of the steering committee of the Fraunhofer Center (MD) for Software Engineering.

Curtis L. Schehr, Senior Vice President, General Counsel and Secretary

     Curtis L. Schehr has served as our Senior Vice President, General Counsel and Secretary since October 1996. From 1991 to 1996, Mr. Schehr served as Associate General Counsel at Vitro Corporation. During 1990, Mr. Schehr served as Legal Counsel at Information Systems and Networks Corporation. Prior to 1990, Mr. Schehr served for six years in several legal and contract oriented positions at Westinghouse Electric Corporation (Defense Group).

Vincent J. Kiernan, Vice President, Finance

     Vincent J. Kiernan has served as our Vice President, Finance since October 1998. From July 1995 to September 1998, he served as a Managing Director at KPMG LLP, where he provided cost and pricing control reviews, claim analysis, accounting/contract management and general consulting services to a wide array of clients including both government contractors and commercial enterprises. From 1989 to 1995, Mr. Kiernan was a Director for Coopers & Lybrand. From 1985 to 1989, he was a consultant with Peterson & Co. Consulting.

Gilbert F. Decker, Director

     Gilbert F. Decker has served as a director since June 1997. Mr. Decker currently serves as a private consultant to the technology industry. From April 1999 until August 2001, Mr. Decker served as Executive Vice President at Walt Disney Imagineering. From April 1994 to May 1997, Mr. Decker served as the Assistant Secretary of the U.S. Army for Research, Development and Acquisition. As Assistant Secretary, Mr. Decker led the Army's acquisition and procurement reform efforts, with an emphasis on eliminating excessive government requirements throughout the acquisition process. He also served as the Army Acquisition Executive, the Senior Procurement Executive, the Science Advisor to the Secretary and the Senior Research and Development official for the Army. From 1983 to 1989, Mr. Decker was on the Army Science Board and served as Chairman from March 1987 until the end of his appointment. In the private sector, Mr. Decker has served as President and Chief Executive Officer of three technology companies, including Penn Central Federal Systems Company.

Robert A. Ferris, Director

     Robert A. Ferris has served as a director since April 1996. Mr. Ferris is a Managing Director of Caxton-Iseman Capital, Inc. and has been employed by Caxton-Iseman Capital, Inc. since March 1998. From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm headquartered in Menlo Park, California). Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris currently is a director of Buffets, Inc.

Dr. Paul Kaminski, Director

     Dr. Paul Kaminski has served as a director since June 1997. Dr. Kaminski has served as Chairman and Chief Executive Officer of Technovation, Inc. since 1997 and as a Senior Partner of Global Technology Partners since 1998. From 1994 to May 1997, Dr. Kaminski served as the Under Secretary of Defense for Acquisition and Technology. In this position, Dr. Kaminski was responsible for all matters relating to Department of Defense acquisition, including research and development, procurement, acquisition reform, dual-use technology and the defense technology and industrial base. Prior to 1994, he served as Chairman of a technology oriented investment banking and consulting firm. Dr. Kaminski also served as Chairman of the Defense Science Board and as a consultant and advisor to many government agencies.

Steven M. Lefkowitz, Director

     Steven M. Lefkowitz has served as a director since April 1996. Mr. Lefkowitz is a Managing Director of Caxton-Iseman Capital, Inc. and has been employed by Caxton-Iseman Capital, Inc. since 1993. From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company (a private investment firm) and served in several positions including Vice President and as a Partner of Mancuso Equity Partners. Mr. Lefkowitz is a director of Buffets, Inc. and Vitality Beverages, Inc.

William J. Perry, Director

     Dr. William J. Perry has served as a director since February 2002. He is currently the Michael and Barbara Berberian Professor at Stanford University with a joint appointment in the School of Engineering and the Institute for International Studies and Co-director of the Preventive Defense Project. In a prior term at Stanford (1988-1993), Dr. Perry was Co-director of the Center for International Security and Arms Control. Dr. Perry was the 19th Secretary of Defense for the United States, serving from February 1994 to January 1997. He previously served as Deputy Secretary of Defense (1993-1994) and as Under Secretary of Defense for Research and Engineering (1977-1981). In the private sector, Dr. Perry has founded and led two technology firms and serves on the board of directors of several high technology companies. He currently serves as Chairman of Global Technology Partners. Dr. Perry has received numerous awards, including the Presidential Medal of Freedom.

General Henry Hugh Shelton, USA (ret.), Director

     General Hugh Shelton, USA (ret.), has served as a director since February 2002. During his 37 years of active service in the military, General Shelton commanded at every level, including the 82nd Airborne Division, the XVIII Airborne Corps, as the Joint Task Force 180 Commander leading the Haiti Operation, and as Commander-in-Chief U.S. Special Operations Command. General Shelton became the 14th Chairman of the Joint Chiefs of Staff on October 1, 1997 and served two terms. General Shelton retired in October 2001 as the Chairman of the Joint Chiefs of Staff and the nation's principal military advisor to the President of the United States and the Secretary of Defense.

Thomas J. Tisch, Director

     Thomas J. Tisch has served as a director since February 2002. Since 1992, Mr. Tisch has served as Managing Partner of Four Partners, an investment partnership focusing on public securities. Prior to 1992, Mr. Tisch worked in a similar capacity in predecessor partnerships. Mr. Tisch is a Trustee of the Manhattan Institute, Mount Sinai-NYU Health System, The Henry Kaufman Campgrounds, Inc. and the Municipal Assistance Corporation for the City of New York. Mr. Tisch is also a director of InfoNXX, Inc., a provider of directory assistance to the wireless industry.

Classes and Terms of Directors

     Our board is currently comprised of ten directors. Our board is divided into three classes, as nearly equal in number as possible, with each director serving a three-year term and one class being elected at each year's annual meeting of stockholders. As of the date of this filing, the following individuals are directors and will serve for the terms indicated:

         Class 1 Directors (term expiring in 2003)

Robert A. Ferris
William J. Perry
General Henry Hugh Shelton, USA (ret.)
Thomas J. Tisch

         Class 2 Directors (term expiring in 2004)

Joseph M. Kampf
Steven M. Lefkowitz
Dr. Paul Kaminski

         Class 3 Directors (term expiring in 2005)

Frederick J. Iseman
Thomas M. Cogburn
Gilbert F. Decker

     Pursuant to our amended and restated certificate of incorporation, the Caxton-Iseman Stockholders are entitled to nominate, any such nominees being referred to as "Caxton-Iseman nominees": (i) for so long as such stockholders beneficially own in the aggregate at least a majority of our then outstanding common stock, at least a majority in number of the directors on our board; and
(ii) for so long as such stockholders beneficially own in the aggregate more than 10% but less than a majority of our then outstanding common stock, a number of directors approximately equal to that percentage multiplied by the number of directors on our board. As of the date of this filing, the Caxton-Iseman nominees consist of Messrs. Iseman, Ferris, Lefkowitz and Tisch. Each of Messrs. Ferris and Lefkowitz has agreed, for so long as he is a director serving or elected as a Caxton-Iseman nominee, to resign from our board, upon the request of the Caxton-Iseman Stockholders. On February 8, 2002, we increased the size of our board to twelve, and elected three new directors, thereby leaving two vacancies to be filled. Pursuant to the provisions of our amended and restated certificate of incorporation, the Caxton-Iseman Stockholders may fill one of these two vacancies.

Committees of Our Board

     Our board has established an executive committee, the members of which are Messrs. Iseman, Lefkowitz, Ferris and Kampf. Our board has also established an audit committee, the members of which are Messrs. Decker, Tisch and Kaminski. Upon completion of the IPO, our board established a compensation committee, an executive compensation committee and a nominating and corporate governance committee. Messrs. Iseman, Ferris, Lefkowitz, Kaminski and Shelton are currently members of our compensation committee and the executive compensation committee is comprised of Messrs. Kaminski and Shelton. Our nominating and corporate governance committee is currently comprised of Messrs. Lefkowitz, Shelton and Ferris. The audit committee oversees actions taken by our independent auditors and reviews our internal controls and procedures. The compensation committee reviews and approves the compensation of our officers and management personnel and administers our employee benefit plans and our Amended and Restated Omnibus Stock Plan. The executive compensation committee administers our Amended and Restated Omnibus Stock Plan and other executive plans for awards or grants to our named executive officers and persons subject to Section 16 of the Exchange Act. The nominating and corporate governance committee nominates candidates for election to our board. The executive committee exercises the authority of our board in the interval between meetings of the board.

Compensation of Directors

     Our directors who are not employees or Caxton-Iseman Stockholders are eligible to receive the following annual compensation: $5,000 for each fiscal quarter; $1,000 for each board meeting attended; $1,500 annually for serving as chairperson of a committee; and $500 for each committee meeting attended. A deferred fee plan for non-employee directors, previously established with an effective date of January 1, 2000 and which allowed non-employee directors to defer all or any portion of the fees received from us, was amended and terminated by the board effective December 31, 2001. Each of our directors is also reimbursed for expenses incurred in connection with serving as a member of our board.

Compliance with Section 16(a) of the Exchange Act

     Based solely on our review of copies of reports filed with the SEC, we believe that all reports on Form 3, Form 4, and Form 5 required to be filed were so filed on a timely basis except for a Form 4 on behalf of Mr. Cogburn and a Form 4 on behalf of Mr. Heilman.

Item 11. Executive Compensation

     The following table sets forth information on the compensation awarded to, earned by or paid to our Chief Executive Officer, Joseph M. Kampf, and the four other most highly compensated executive officers of ours whose individual compensation exceeded $100,000 during the twelve months ended December 31, 2002 for services rendered in all capacities to us.



                                                      Annual Compensation            Long-Term Compensation Awards
                                                                                                     Number of Shares
                                                                                  Other Annual       Underlying Stock
       Name and Principal Position         Year       Salary         Bonus       Compensation(1)          Options
Joseph M. Kampf.....................       2002      $457,042        $299,520            --             200,000
     President and Chief Executive         2001       415,899         240,000            --                  --
     Officer                               2000       391,530         240,000            --             240,000


Thomas M. Cogburn...................       2002        255,247        147,600            --             100,000
     Executive Vice President and          2001        231,254        110,000            --                  --
     Chief Operating Officer               2000        211,033        100,000            --              80,000

Carlton B. Crenshaw.................       2002        220,236        120,000            --              80,000
     Senior Vice President and             2001        204,999        100,000            --                  --
     Chief Financial Officer               2000        198,927        100,000            --                  --

Mark D. Heilman.....................       2002        211,144        120,000            --              80,000
     Senior Vice President,                2001        195,451        100,000            --                  --
     Corporate Development                 2000        185,905         75,000            --                  --

Seymour L. Moskowitz................       2002        211,144        120,000            --              80,000
     Senior Vice President,                2001        195,451        100,000            --                  --
     Technology                            2000        182,991        112,500            --                  --



(1) No named executive officer received Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of salary and bonus reported for him in the two preceding columns.

     Option Grants in 2002

                                                                                          Potential Realizable Value at
                                                                                          Assumed Annual Rates of Stock
                                                Individual Grants                      Price Appreciation for Option Term
                                          ------------------------------               ------------------------------------
                                          ------------------------------               ------------------------------------
                               Number of
                                Shares       % of Total
                              Underlying   Options Granted   Exercise or
                               Options     to Employees in   Base Price
                               Granted         2002           Per Share    Expiration            5%               10%
Name                                                                         Date
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Joseph M. Kampf                 200,000        14.1%          $18.00      3/11/2012       $   2,264,021     $  5,737,473
Thomas M. Cogburn               100,000         7.1%          $18.00      3/11/2012           1,132,010        2,868,736
Carlton B. Crenshaw              80,000         5.6%          $18.00      3/11/2012             905,608        2,294,989
Mark D. Heilman                  80,000         5.6%          $18.00      3/11/2012             905,608        2,294,989
Seymour L. Moskowitz             80,000         5.6%          $18.00      3/11/2012             905,608        2,294,989


Aggregated Option Exercises in 2002 and Fiscal Year-End Option Values

     The following table sets forth certain information with respect to options held at the end of fiscal 2002 by each of our named executive officers:

                                              Individual Grants                                   Value of Unexercised
                                                              Number of Shares Underlying
                                  Shares                        Unexercised Options at          In-the-Money Options at
                               Acquired on                         December 31, 2002         December 31, 2002 Exercisable/
             Name              Exercise(s)  Value Realized   Exercisable/Unexercisable(1)           Unexercisable(2)
Joseph M. Kampf..........           0                   0           328,320/344,000             $7,083,780/ $3,756,780
Thomas M. Cogburn........         8,000                 0            56,000/156,000             $1,032,140/ $1,606,760
Carlton B. Crenshaw......         83,642       $1,434,983            28,510/80,000              $660,184/ $480,000
Mark D. Heilman..........         45,760         $324,368           162,240/152,000             $3,109,236/ $1,853,580
Seymour L. Moskowitz.....        113,030       $1,519,706           292,258/115,200             $6,535,081/ $1,140,088



(1) Represents options granted under our Amended and Restated Omnibus Stock Plan, after giving effect to the merger of our subsidiary, Anteon Virginia, into us and the reorganization transactions described in "Certain Relationships--Reorganization Transactions," and the split of our common stock we effected on February 19, 2002.


(2) Based on the difference between the closing price of our common stock on December 31, 2002 as reported by the New York Stock Exchange- Corporate Transactions and the option exercise price. The above valuations may not reflect the actual value of unexercised options, as the value of unexercised options fluctuates with market activity.


Amended and Restated Omnibus Stock Plan

Purposes of the Plan

     On March 5, 2002, Anteon Virginia amended and restated its omnibus stock plan, which was originally adopted in January 1997 and which terminates in January 2007. We subsequently assumed the plan as part of our IPO reorganization transactions on March 15, 2002. The plan enables us to make grants of stock-based incentive compensation to our officers and other key employees, directors and consultants. The purposes of the plan are to promote our long-term growth and profitability by (i) providing key people with incentives to improve stockholder value and to contribute to our growth and financial success and (ii) enabling us to attract, retain and reward the best available persons for positions of substantial responsibility. The plan may be used to grant award compensation which qualifies for the exemption provided under Section 162(m) of the Internal Revenue Code, but the plan may also be used to grant awards that do not qualify for that exemption. The amendment and restatement of the plan will not affect any existing option holders.

Administration of the Plan

     The plan is currently administered by the compensation committee of the board of directors. The compensation committee has full power and authority to administer the plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the plan and for the conduct of its business as it deems necessary or advisable. The compensation committee is authorized to interpret the plan, at its sole and absolute discretion, and to make adjustments in the terms and conditions of, and the criteria included in, awards in recognition of unusual or recurring events affecting us, or our financial statements, or of changes in applicable laws, regulations or accounting principals. The board of directors may modify or terminate the plan at any time. The board of directors may take no action which would impair the rights of any participant or any holder or beneficiary of any award without the consent of the affected participant, holder or beneficiary. All actions of the compensation committee are conclusive. The board of directors may resolve to directly administer the plan. All of the compensation committee's decisions under the plan will be subject to the approval of the board of directors. All awards under the plan made to persons subject to Section 16(b) of the Exchange Act or who may be named executive officers, as determined by the compensation committee, shall be granted by the executive compensation committee. All of the decisions of the executive compensation committee are subject to the approval of the compensation committee.

Awards Available under the Plan

     Each award under the plan, and each right under any award, may be exercised during the participant's lifetime only by the participant, unless otherwise determined by the compensation committee or, if permissible under applicable law, by the participant's guardian or legal representative. The awards may not be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The designation of a beneficiary will not constitute an assignment, alienation, pledge, attachment, sale, transfer or encumbrance for purposes of the plan.

     The plan authorizes the grant of awards with respect to a maximum of 6,242,400 shares of common stock. Any shares covered by awards which are forfeited, expire or which are terminated or canceled for any reason (other than as a result of the exercise or vesting of the award) will again be available for grant under the plan. The plan restricts the number of options or stock appreciation rights that may be granted to any one participant during a calendar year to a maximum of 250,000 shares of common stock. In addition, in the event of a reclassification, recapitalization, stock split, stock dividend, combination of shares or other similar event, the maximum number and kind of shares reserved for issuance or with respect to which awards may be granted under the plan are required to be adjusted to reflect such event, and the compensation committee is required to make such adjustments as it deems appropriate and equitable in the number, kind and price of shares covered by outstanding awards made under the plan (and in any other matters that relate to awards and that are affected by the changes in the common stock referred to above). The plan is not subject to the Employee Retirement Income Security Act of 1974, as amended, or Section 401(a) of the Internal Revenue Code.

Types of Awards

     Under the plan, our board of directors may grant awards in the following forms: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock or unrestricted stock awards or phantom stock. Awards may be granted for no cash consideration or for such consideration as may be determined by the board of directors.

     Stock Options. A stock option granted under the plan provides a participant the right to purchase, subject to the terms of the stock option agreement, for a specified period of time, a stated number of shares of common stock at the price specified in the stock option agreement. All other terms and conditions of the options are determined by the compensation committee and set forth in the applicable stock option agreement. An option generally may be exercised by delivery of an amount equal to the exercise price of that option in cash, shares of common stock (provided that the common stock delivered has been owned by the participant for at least six months or was previously acquired by the participant on the open market), a brokered exercise, any combination of the above or as the compensation committee may otherwise determine. In the event of the participant's disability or death, the provisions of the plan will apply to the participant's legal representative or guardian, executor, personal representative, or to the person to whom the option and/or shares shall have been transferred by will or the laws of descent and distribution, as though that person is the participant.

     Stock Appreciation Rights. A stock appreciation right provides the participant the right to receive an amount equal to the excess of the fair market value of a share of common stock on the date of exercise of the stock appreciation right over the grant price of the stock appreciation right. Stock appreciation rights may be granted in tandem with another award, in addition to another award, or freestanding and unrelated to another award. The board is authorized under the plan to determine the terms of the stock appreciation right and whether a stock appreciation right will be settled in cash, shares of common stock or a combination of cash and shares of common stock.

     Stock Awards: Restricted Stock, Unrestricted Stock and Phantom Stock. Subject to the other applicable provisions of the plan, the compensation committee may at any time and from time to time grant stock awards to eligible participants in such amount and for such consideration, as it determines. A stock award may be denominated in shares of common stock or stock-equivalent units, and may be paid in common stock, in cash, or in a combination of common stock and cash, as determined in the sole and absolute discretion of the compensation committee from time to time.

Change in Control

     In the event of any proposed change in control (as defined in the plan), the compensation committee is required to take such action as it deems appropriate and equitable to effectuate the purposes of the plan and to protect the grantees of the awards, which may include, without limitation, the following:

     o acceleration or change of the exercise dates of any award so that the unvested portion of any award becomes fully vested and immediately exercisable;

     o arrangements with grantees for the payment of appropriate consideration to them for the cancellation and surrender of any award, which shall not be less than consideration paid for our other common stock which is acquired, sold, transferred, or exchanged because of the proposed change in control; and

     o in any case where equity securities other than our common stock are proposed to be delivered in exchange for or with respect to common stock, arrangements providing that any award shall become one or more awards with respect to such other equity securities.

Severance Agreements

     Certain of our executive officers and certain key members of management, or the "Executives," have entered into agreements with our wholly owned operating subsidiary, Anteon Corporation. The agreements provide for certain compensation payments and other benefits for periods ranging from 12 months to 24 months, except in the case of Mr. Kampf, whose payments and benefits will continue for 36 months, to be received by the Executive in the event the Executive's employment is involuntarily terminated without cause, or in the event the Executive resigns his/her employment for "Good Reason," as such term is defined in the agreement. The Executive may not resign for "Good Reason" unless he or she shall have first given notice to Anteon of the reason for such resignation and Anteon shall have failed to reasonably cure the situation within thirty days of receipt of such notice. The compensation and benefits period for Messrs. Kampf, Crenshaw, Heilman and Moskowitz continue for a 24 month period. If terminated on December 31, 2002, cash severance payments payable to Messrs. Kampf, Crenshaw, Heilman and Moskowitz under their respective severance
agreements  would  have  been  $2,252,538,   $685,359,  $651,263  and  $676,263,
respectively.

Item 12.  Security Ownership OF Certain Beneficial Owners and Management

         The table below sets forth, as of February 25, 2003, the number of shares of common stock beneficially owned by each of our 5% stockholders, each of our directors, the Named Executive Officers and all our directors and executive officers as a group.

     Unless otherwise noted below, the address of each beneficial owner listed on the table below is c/o Anteon International Corporation, 3211 Jermantown Road, Suite 700, Fairfax, Virginia 22030-2801.

                                   Shares (1)
          Name of Beneficial Owner                  Shares           %
Azimuth Technologies, L.P.(2)(3)........           11,064,460       32.1
Azimuth Tech. II LLC(2)(3)..............            3,885,465       11.3
Frederick J. Iseman(2)(3)...............           13,365,322       38.8
FMR Corp (14)...........................            2,673,926        7.7
Gilbert F. Decker(4)....................               43,320        *
Dr. Paul Kaminski(4)....................               43,320        *
Joseph M. Kampf(5)......................            1,352,447        3.9
Carlton B. Crenshaw(6)..................              405,121        1.2
Seymour L. Moskowitz(7).................              337,758        1.0
Thomas M. Cogburn(8)....................              576,089        1.7
Mark D. Heilman(9)......................              199,680        *
Robert A. Ferris(10)....................            1,130,137        3.3
Ferris Family 1987 Trust(10)............            1,130,137        3.3
Steven M. Lefkowitz(11).................              459,366        1.3
SML Family Investors LLC(11)............               58,304        *
William J. Perry(12)....................                3,000        *
General Henry Hugh Shelton, USA
     (ret.)(12).........................                3,000        *
Thomas J. Tisch(12).....................                3,000        *
All Directors and Executive Officers as
     a Group(13)........................           16,411,897       47.6

* Less than 1%.


(1)  Determined in accordance with Rule 13d-3 under the Exchange Act.

(2) By virtue of Frederick J. Iseman's indirect control of Azimuth Technologies, L.P., Azimuth Tech. II LLC and Georgica (Azimuth Technologies), Inc., which are the investment partnerships organized by Caxton-Iseman Capital, he is deemed to beneficially own the 11,773,369 shares held by these entities. Mr. Iseman has (i) sole voting and dispositive power over 11,775,819 shares of our common stock, and (ii) shared voting and dispositive power over the 1,589,503 shares of our common stock held in the aggregate by the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC and may be deemed to be the beneficial owner thereof. Mr. Iseman's address is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York 10021.

(3) Includes 1,130,137, 401,062 and 58,304 shares held by the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC, respectively. The Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC are parties to a stockholders agreement with Azimuth Technologies, L.P. and Azimuth Tech. II LLC with respect to the shares of our common stock held by them. Pursuant to the terms of this stockholders agreement, the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC are required to vote all of their shares of common stock at the direction of Azimuth Technologies, L.P. and Azimuth Tech. II LLC, and are bound by specified transfer restrictions.

(4) Includes 3,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 25, 2003. Does not include 12,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Mr. Decker's address is 45 Glenridge Avenue, Los Gatos, California 95030. Dr. Kaminski's address is 6691 Rutledge Drive, Fairfax, Virginia 22039.

(5) Includes 368,320 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 25, 2003. Does not include 304,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Excludes shares held by Azimuth Technologies, L.P., of which he is a limited partner.

(6) Includes 88,932 shares held by the Carlton Crenshaw Grantor Trust and 25,000 shares held by Carlton Crenshaw Charitable Remainder Annuity Trust and 44,510 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 25, 2003. Excludes 64,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

(7) Includes 308,258 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 25, 2003. Does not include 99,200 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Excludes shares held by Azimuth Technologies, L.P., of which he is a limited partner.

(8) Includes 27,000 shares held by the Thomas Cogburn Charitable Remainder Annuity Trust and 76,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 25, 2003. Does not include 136,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

(9) Includes 178,240 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 25, 2003. Does not include 136,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Excludes shares held by CSP Associates LLC, a limited liability company of which he is a non-managing member

(10) Represents 1,130,137 shares held by the Ferris Family 1987 Trust, of which Mr. Ferris is trustee, and with respect to which Mr. Ferris shares voting and dispositive power with Azimuth Technologies, L.P., Azimuth Tech. II LLC and Mr. Iseman. The address of Mr. Ferris and the Ferris Family 1987 Trust is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York 10021. Excludes shares held by Azimuth Technologies, L.P. and Azimuth Tech. II LLC of which the Ferris Family 1987 Trust is, respectively, a limited partner and a non-managing member.

(11) Includes 58,304 shares held by SML Family Investors LLC, a limited liability company affiliated with Mr. Lefkowitz. Mr. Lefkowitz's address is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York 10021. Excludes shares held by Azimuth Technologies, L.P. and Azimuth Tech. II LLC of which he is, respectively, a limited partner and a non-managing member. Includes 401,062 shares with respect to which Mr. Lefkowitz shares voting and dispositive power with Azimuth Technologies, L.P., Azimuth Tech. II LLC and Mr. Iseman.

(12) Includes 3,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 25, 2003. Excludes 12,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Gen. Shelton's address is 11911 Freedom Drive, One Fountain Square, 10th Floor Reston, VA 20190. Mr. Tisch's address is 667 Madison Avenue, New York, NY 10021. Mr. Perry's address is 320 Galvez Street, Stanford, CA 94305-6165

(13) Includes 941,968 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 25, 2003. Does not include 1,053,040 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

(14) Based solely upon a Schedule 13G filed by FMR Corp. on February 13, 2003. The address for FMR Corp. provided in such Schedule 13G is 82 Devonshire Street, Boston, MA 02109

Tag Along Rights

     On March 15, 2002, Azimuth Technologies, L.P., Azimuth Tech. II LLC, Frederick J. Iseman, Joseph M. Kampf, the Ferris Family 1987 Trust, Steven M. Lefkowitz, SML Family Investors LLC and certain members of our management and certain of our other stockholders who were selling shares in connection with our initial public offering, collectively the "Management Tag Stockholders," entered into a Tag Along Agreement granting to Mr. Kampf and the Management Tag Stockholders specified rights in the event of a sale of our common stock by any of the Caxton-Iseman Stockholders. If, at any time before the Caxton-Iseman Stockholders no longer beneficially own, in the aggregate, more than 20% of our outstanding common stock, any Caxton-Iseman Stockholder or a group of them sells shares of our common stock to a purchaser, who, after such sale or series of related sales, would beneficially own, in the aggregate, 51% or more of our outstanding common stock, Mr. Kampf and the Management Tag Stockholders may participate in that sale pro rata with such Caxton-Iseman Stockholder(s). The Tag Along Agreement terminates in accordance with its terms twenty (20) years after its signing.

Item 13. Certain Relationships AND RELATED TRANSACTIONS

Reorganization Transactions

     Immediately prior to the consummation of our initial public offering on March 15, 2002, we entered into a series of reorganization transactions. First, our $22.5 million principal amount subordinated convertible note held by Azimuth Tech. II LLC, one of our principal stockholders, was converted according to its terms into shares of our non-voting common stock. Second, our subsidiary, Anteon Virginia merged into us. We were the surviving corporation of the merger. In the merger, all the outstanding shares of our existing classes of stock, including Class A Voting Common Stock, Class B Voting Common Stock and Non-Voting Common Stock were converted into a single class of common stock. All the stock of Anteon Virginia held by us was cancelled and the stock of Anteon Virginia held by certain of our employees and former employees (other than stockholders who exercised appraisal rights) immediately prior to the consummation of the initial public offering were converted into shares of our common stock on March 15, 2002. As a result of the merger, we succeeded to all of Anteon Virginia's obligations under its credit facility, the indenture governing the 12% Notes and its Amended and Restated Omnibus Stock Plan.

     The following diagram illustrates our organizational structure before and after these reorganization transactions:




-----------------------------------------------------------    ------------------------------------------------------------
                   Prior to Reorganization                                     After Reorganization
-----------------------------------------------------------    ------------------------------------------------------------
-----------------------------------------------------------    ------------------------------------------------------------
              Anteon International Corporation                              Anteon International Corporation
                   A Delaware corporation                                        A Delaware corporation
            (formerly Azimuth Technologies, Inc.)                         (formerly Azimuth Technologies, Inc.)
              o Issuer of common stock in our                            o   Issuer of the common stock in our
                  initial public offering                                      initial publicoffering
                                                                         o   Issuer of 12% Notes
                                                                         o   Borrower under the Credit Facility
-----------------------------------------------------------    ------------------------------------------------------------
-----------------------------------------------------------    ------------------------------------------------------------
              Anteon International Corporation                                  Anteon Corporation
                   A Virginia corporation                                     A Virginia corporation
           (which we refer to as Anteon Virginia)                           (formerly Techmatics, Inc.)
        o  Borrower under 12% Notes                                      o   Main operating subsidiary
        o  Borrower under the Credit Facility                            o   Borrower under the Credit Facility
-----------------------------------------------------------    ------------------------------------------------------------
-----------------------------------------------------------    ------------------------------------------------------------
                     Anteon Corporation
                   A Virginia corporation
                 (formerly Techmatics, Inc.)
        o  Main operating subsidiary
-----------------------------------------------------------   ------------------------------------------------------------

Azimuth Technologies, L.P. and Azimuth Tech. II LLC

     Azimuth Technologies, L.P. and Azimuth Tech. II LLC are our principal stockholders. The sole general partner of Azimuth Technologies, L.P. and the sole managing member of Azimuth Tech. II LLC is Georgica (Azimuth Technologies), L.P., the sole general partner of which is Georgica (Azimuth Technologies), Inc., a corporation wholly owned by Frederick J. Iseman, the chairman of our board of directors. As a result, Mr. Iseman controls both Azimuth Technologies, L.P. and Azimuth Tech. II LLC. In addition, Mr. Iseman, Steven M. Lefkowitz, a director of our company, and Robert A. Ferris, a director of our company, are each employed by Caxton-Iseman Capital, Inc. Mr. Iseman is the chairman, managing partner and founder of that firm.

     Azimuth Technologies, L.P., Azimuth Tech. II LLC, Mr. Lefkowitz, SML Family Investors LLC, a limited liability company affiliated with Mr. Lefkowitz, and the Ferris Family 1987 Trust, of which Mr. Ferris is a trustee, entered into a stockholders agreement immediately prior to the consummation of the IPO. Under this stockholders agreement, the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC agreed to vote all of the shares of our common stock they beneficially own on any matter submitted to the vote of our stockholders whether at a meeting or pursuant to a written consent at the direction of Azimuth Technologies, L.P. and Azimuth Tech. II LLC, unless otherwise agreed to by these entities, and will constitute and appoint these entities or any nominees thereof as their respective proxies for purposes of any stockholder vote. In addition, except pursuant to the Tag Along Agreement described in this filing, the agreement provides that none of the Ferris Family 1987 Trust, Mr. Lefkowitz or SML Family Investors LLC may sell or in any way transfer or dispose of the shares of our common stock they beneficially own without the prior written consent of either Azimuth Technologies, L.P. or Azimuth Tech. II LLC, unless Azimuth Technologies, L.P. and Azimuth Tech. II LLC are participating in that sale, and then the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC may participate in such sale in a pro rata amount. The Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC will be required to participate pro rata in any sale by Azimuth Technologies, L.P. and Azimuth Tech. II LLC, unless otherwise agreed to by these entities.

Registration Rights

     On March 11, 2002, Azimuth Technologies, L.P., Azimuth Tech. II LLC, Messrs. Frederick J. Iseman, Joseph M. Kampf, Carlton B. Crenshaw, Thomas M. Cogburn, Seymour L. Moskowitz and Steven M. Lefkowitz, SML Family Investors LLC and the Ferris Family 1987 Trust and certain of our other selling stockholders who were selling shares in connection with our initial public offering, entered into a registration rights agreement with us relating to the shares of common stock they hold. Subject to several exceptions, including our right to defer a demand registration under certain circumstances, the Caxton-Iseman Stockholders can require that we register for public resale under the Securities Act all shares of common stock they request be registered at any time after 180 days following March 15, 2002. The Caxton-Iseman Stockholders may demand five registrations so long as the securities being registered in each registration statement are reasonably expected to produce aggregate proceeds of $5 million or more. If we become eligible to register the sale of our securities on Form S-3 under the Securities Act, the Caxton-Iseman Stockholders have the right to require us to register the sale of common stock held by them on Form S-3, subject to offering size and other restrictions. Mr. Kampf and each of Messrs. Crenshaw, Cogburn and Moskowitz, to the extent that such individual holds more than 1% of our outstanding common stock, and Mr. Lefkowitz, SML Family Investors LLC and the Ferris Family 1987 Trust are entitled to piggyback registration rights with respect to any registration request made by the Caxton-Iseman Stockholders. If the registration requested by the Caxton-Iseman Stockholders is in the form of a firm underwritten offering, and if the managing underwriter of the offering determines that the number of securities to be offered would jeopardize the success of the offering, the number of shares included in the offering shall be determined as follows: (i) first, shares offered by the Caxton-Iseman Stockholders and Messrs. Kampf, Crenshaw, Cogburn, Moskowitz and Lefkowitz, SML Family Investors LLC and the Ferris Family 1987 Trust (pro rata, based on their respective ownership of our common equity), (ii) second, shares offered by other stockholders (pro rata, based on their respective ownership of our common equity) and (iii) third, shares offered by us for our own account.

     In addition, the Caxton-Iseman Stockholders, Mr. Kampf, and each of Messrs. Crenshaw, Cogburn and Moskowitz, to the extent that such individual holds more than 1% of our outstanding common stock, and Mr. Lefkowitz, SML Family Investors LLC and the Ferris Family 1987 Trust have been granted piggyback rights on any registration for our account or the account of another stockholder. If the managing underwriter in an underwritten offering determines that the number of securities offered in a piggyback registration would jeopardize the success of the offering, the number of shares included in the offering shall be determined as follows: (i) first, shares offered by us for own account, (ii) second, shares offered by the Caxton-Iseman Stockholders, Messrs. Kampf, Crenshaw, Cogburn, Moskowitz and Lefkowitz, SML Family Investors LLC and the Ferris Family 1987 Trust (pro rata, based on their respective ownership of our common equity), and
(iii) third, shares offered by other stockholders (pro rata, based on their respective ownership of our common equity).

     Pursuant to the registration rights agreement, we paid $2.4 million in expenses related to the registration of shares of common stock in our initial public offering on behalf of the parties to the registration rights agreement.

                                     PART IV

ITEM 14.  Controls and Procedures


(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of filing of this annual report, that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K



                                                                                                  Page Number
                                                                                                    in 2002
                                                                                                 Annual Report

(a) 1.        Financial Statements

              Independent Auditors' Report                                                            F-1

              Consolidated Balance Sheets as of December 31, 2002 and 2001                            F-2

              Consolidated  Statements  of  Operations  for  Each  of  the  Years  in  the
              Three-Year Period Ended December 31, 2002                                               F-3

              Consolidated  Statements  of  Stockholders'  Equity for Each of the Years in
              the Three-Year Period Ended December 31, 2002                                           F-4

              Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2002 F-5 - F-6

              Notes to Consolidated Financial Statements                                          F-7 - F-41

(a) 2.        Financial Statement Schedules

              Independent Auditors' Report                                                            S-1
              Valuation and Qualifying Accounts                                                       S-2

(a) 3.        Exhibits
              See Exhibit Index beginning on page 60
(b)           No current reports on Form 8-K were filed during the fourth quarter of 2002


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Anteon international Corporation

                                          By: /s/ JOSEPH M. KAMPF
                                              ---------------------
                                              Joseph M. Kampf
                                              President and Chief Executive
                                              Officer

Date:    March 10, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 Name                                         Title                                 Date
                 ----                                         -----                                 ----
/s/ Joseph M. Kampf                     President and Chief Executive Officer
-------------------
     Joseph M. Kampf                    and Director                                        March 10, 2003
                                        (Principal Executive Officer)

/s/ CARLTON B. CRENSHAW                 Senior Vice President and Chief Financial
-----------------------
     Carlton B. Crenshaw                and Administrative Officer                          March 10, 2003
                                        (Principal Financial and Accounting Officer)

/s/ Frederick J. Iseman
     Frederick J. Iseman                Chairman of the Board and Director                  March 10, 2003

/s/ THOMAS M. COGBURN
     Thomas M. Cogburn                  Director                                            March 10, 2003

/s/ GILBERT F. DECKER
     Gilbert F. Decker                  Director                                            March 10, 2003

/s/ ROBERT A. FERRIS
     Robert A. Ferris                   Director                                            March 10, 2003

/s/ PAUL KAMINSKI
     Paul Kaminski                      Director                                            March 10, 2003

/s/ steven m. lefkowitz
     Steven M. Lefkowitz                Director                                            March 10, 2003

/s/ Thomas J.Tisch
     Thomas J. Tisch                    Director                                            March 10, 2003
--------------------

/s/ General Henry Hugh Shelton
     General Henry Hugh Shelton         Director                                            March 10, 2003
--------------------------------

/s/ WILLIAM J. PERRY
     William J. Perry                   Director                                            March 10, 2003
---------------------


                          Independent Auditors' Report

The Board of Directors
Anteon International Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Anteon International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anteon International Corporation and subsidiaries, as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(g) to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.



McLean, Virginia                                                        KPMG LLP
February 14, 2003


                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (a Delaware Corporation)
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                        (in thousands, except share data)

                                           Assets                                              2002                 2001
                                                                                         ------------------   -----------------
     Current assets:
          Cash and cash equivalents                                                         $      4,266          $    1,930
          Accounts receivable, net                                                               189,059              131,345
          Prepaid expenses and other current assets                                               15,071                6,992
          Deferred tax assets, net                                                                    --                4,151
                                                                                         ------------------   -----------------
                                                                                         ------------------   -----------------
     Total current assets                                                                        208,396              144,418

     Property and equipment, at cost, net of accumulated depreciation and amortization
       of $18,971 and $11,815, respectively                                                        9,992               12,744
     Goodwill, net of accumulated amortization of $17,376 and $16,323, respectively              138,619              136,622
     Intangible and other assets, net of accumulated amortization of $9,279 and $7,372,
       respectively                                                                                7,685               12,867
                                                                                         ------------------   -----------------
                                                                                         ------------------   -----------------
     Total assets                                                                                364,692              306,651
                                                                                         ==================   =================
                                                                                         ==================   =================

                       Liabilities and Stockholders' Equity (Deficit)
     Current liabilities:
          Term loan, current portion                                                               3,798               17,266
          Subordinated notes payable, current portion                                              2,500                2,268
          Business purchase consideration payable                                                     --                  515
          Accounts payable                                                                        47,630               25,028
          Due to related party                                                                        --                3,600
          Accrued expenses                                                                        57,603               56,041
          Income tax payable                                                                       7,738                  509
          Other current liabilities                                                                  806                2,889
          Deferred tax liability                                                                   2,230                   --
          Deferred revenue                                                                         5,701                8,743
                                                                                         ------------------   -----------------
     Total current liabilities                                                                   128,006              116,859

     Term loan, less current portion                                                              17,403               29,788
     Revolving facility                                                                            7,000               18,700
     Senior subordinated notes payable                                                            75,000              100,000
     Subordinated convertible note payable-related party                                              --               22,500
     Subordinated notes payable-related party                                                         --                4,369
     Subordinated notes payable to stockholders                                                       --                7,499
     Noncurrent deferred tax liabilities, net                                                      7,808                9,261
     Other long term liabilities                                                                     490                  690
                                                                                         ------------------   -----------------
                                                                                         ------------------   -----------------
     Total liabilities                                                                           235,707              309,666
                                                                                         ------------------   -----------------
                                                                                         ------------------   -----------------

     Minority interest in subsidiaries                                                               156                  427
     Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 15,000,000 shares authorized, zero issued and
       outstanding as of December 31, 2002 and 2001                                                   --                   --
     Common stock, $.01 par value, 175,000,000 shares authorized and 34,419,049 shares
       issued and outstanding as of December 31, 2002 and 2001, respectively                         344                   --
     Common stock, Class B, voting, $0.01 par value, 3,000 shares authorized, zero and
       2,450 shares issued and outstanding as of December 31, 2002 and 2001,
       respectively                                                                                   --                   --
     Common stock, Class A, voting, $0.01 par value, 30,000,000 shares authorized, zero and 23,784,115 shares issued and outstanding as of December 31, 2002 and
       2001, respectively                                                                             --                  238
     Common stock, non voting, $0.01 par value, 7,500,000 shares authorized, zero
       issued and outstanding as of December 31, 2002 and 2001                                        --                   --
     Stock subscription receivable                                                                  (12)                 (12)
     Additional paid-in capital                                                                  106,849                2,366
     Accumulated other comprehensive loss                                                          (509)              (1,747)
     Retained earnings (accumulated deficit)                                                      22,157              (4,287)
                                                                                         ------------------   -----------------
                                                                                         ------------------
     Total stockholders' equity (deficit)                                                        128,829              (3,442)
                                                                                         ------------------   -----------------
                                                                                         ------------------
     Commitments and contingencies
     Total liabilities and stockholders' equity (deficit)                                   $    364,692          $   306,651
                                                                                         ==================   =================
     See accompanying notes to consolidated financial statements.



                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (a Delaware Corporation)
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)


                                                                     2002               2001               2000
                                                               -----------------    --------------     --------------

          Revenues                                                  $  825,826        $   715,023        $   542,807
          Costs of revenues                                             711,328           627,342            474,924
                                                               -----------------    --------------     --------------

                            Gross profit                                114,498            87,681             67,883
                                                               -----------------    --------------     --------------

          Operating Expenses:
                General and administrative expenses                      48,197            51,442             38,592
                Amortization of noncompete agreements                        --               349                866
                Goodwill amortization                                        --             6,704              4,714
                Other intangibles amortization                            1,907             2,321              2,673
                                                               -----------------    --------------     --------------
                                                               -----------------    --------------     --------------

                            Total operating expenses                     50,104            60,816             46,845
                                                               -----------------    --------------     --------------

                            Operating income                             64,394            26,865             21,038
          Other income                                                      417                --                 --
          Gains on sales and closures of businesses                          --             4,046                 --
          Interest expense, net of interest income of $289,
             $344, and $410, respectively                                17,394            26,872             26,513
          Minority interest in (earnings) losses of
             subsidiaries                                                  (18)              (38)                 32
                                                               -----------------    --------------     --------------

          Income (loss) before provision for income taxes
             and extraordinary gain (loss)                               47,399             4,001            (5,443)

          Provision (benefit) for income taxes                           18,374             4,413              (153)
                                                               -----------------    --------------     --------------

          Loss before extraordinary gain (loss)                          29,025             (412)            (5,290)
          Extraordinary gain (loss), net of tax                         (2,581)               330                 --
                                                               -----------------    --------------     --------------

                            Net income (loss)                       $   26,444        $      (82)        $   (5,290)
                                                               =================    ==============     ==============
                                                               =================    ==============     ==============

          Basic earnings (loss) per common share:
              Income (loss) before extraordinary gain (loss)        $     0.90        $    (0.02)        $    (0.22)
              Extraordinary gain (loss), net of tax                      (0.08)              0.01                 --
                                                               -----------------    --------------     --------------
                                                               -----------------    --------------     --------------
              Net income (loss)                                     $     0.82        $    (0.01)        $    (0.22)
                                                               =================    ==============     ==============
                                                               =================    ==============     ==============

          Basic weighted average shares outstanding                 32,163,150         23,786,565         23,786,565
                                                               =================    ==============     ==============
                                                               =================    ==============     ==============

          Diluted earnings (loss) per common share:
              Income (loss) before extraordinary gain (loss)        $     0.85        $    (0.02)        $    (0.22)
              Extraordinary gain (loss), net of tax                      (0.07)              0.01                 --
                                                               -----------------    --------------     --------------
              Net income (loss)                                     $     0.78        $    (0.01)        $    (0.22)
                                                               =================    ==============     ==============

          Diluted weighted average shares outstanding                34,021,597        23,786,565         23,786,565
                                                               =================    ==============     ==============
           See accompanying notes to consolidated financial statements.


                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (a Delaware Corporation)

            Consolidated Statements of Stockholders' Equity (Deficit)

                  Years ended December 31, 2002, 2001 and 2000
                        (in thousands, except share data)

                                                                                              Accumulated   Retained       Total
                                                  All series          Stock      Additional     other       earnings   stockholders'
                                                 common stock      subscription    paid-in   comprehensive (accumulated   equity
                                                                    receivable     capital   income (loss)   deficit)    (deficit)


                                              Shares       Amount
Balance, December 31, 1999                   23,786,565       238     (12)          2,366          (5)          1,085        3,672
Comprehensive income (loss):
   Foreign currency translation                      --        --      --              --          42              --           42
   Net loss                                          --        --      --              --          --          (5,290)      (5,290)

Comprehensive income (loss)                          --        --      --              --          42          (5,290)      (5,248)

Balance, December 31, 2000                   23,786,565       238     (12)          2,366          37          (4,205)      (1,576)
Transition adjustment-interest
   rate swaps (net of tax of $419)                   --        --      --              --        (629)             --         (629)
Comprehensive income (loss):
   Interest rate swaps (net of tax of                --        --      --              --      (1,075)             --       (1,075)
   $717)
   Foreign currency translation                      --        --      --              --         (80)             --          (80)
   Net loss                                          --        --      --              --          --             (82)         (82)

Comprehensive income (loss)                          --        --      --              --      (1,155)            (82)      (1,237)

Balance, December 31, 2001                   23,786,565       238     (12)          2,366      (1,747)         (4,287)      (3,442)
Issuance of common stock, net                 4,687,500        47      --          75,130          --              --       75,177
Conversion of minority interest to
   common stock                                 180,120         2      --             279          --              --          281
Exercise of stock options                     1,135,632        11      --           3,954                          --        3,965
Conversion of subordinated promissory
   note                                       4,629,232        46      --          22,454          --              --       22,500
Tax benefit from exercise of stock
   options                                           --        --      --           2,666          --              --        2,666
Comprehensive income (loss):
   Interest rate swaps (net of tax of
   $298)                                             --        --      --              --       1,239              --        1,239
   Foreign currency translation                      --        --      --              --          (1)             --           (1)
   Net income                                        --        --      --              --          --          26,444       26,444

Comprehensive income (loss)                          --        --       -              --       1,238          26,444       27,682

Balance, December 31, 2002                   34,419,049    $  344   $ (12)      $ 106,849    $   (509)     $   22,157   $  128,829
See accompanying notes to consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                                                Consolidated Statements of Cash Flows

                                            Years ended December 31, 2002, 2001 and 2000
                                                           (in thousands)



                                                                                   2002               2001                2000
                                                                              ---------------    ----------------    ---------------
Cash flows from operating activities:
      Net income (loss)                                                       $      26,444     $        (82)     $     (5,290)
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
             Extraordinary (gain) loss before tax                                     4,232             (519)                --
             Gains on sales and closures of businesses                                   --           (4,046)                --
             Interest rate swap termination                                         (1,903)                --                --
             Depreciation and amortization of property and equipment                  4,294             7,110             7,024
             Goodwill amortization                                                       --             6,704             4,714
             Amortization of noncompete agreements                                       --               349               866
             Other intangibles amortization                                           1,907             2,321             2,673
             Amortization of deferred financing costs                                 1,210             1,216             1,208
             Loss (gain)  on disposals of property and equipment                         25               791             (187)
             Deferred income taxes                                                    4,090             3,512             (747)
             Minority interest in earnings (losses) of subsidiaries                      18                38              (32)
             Changes in assets and liabilities, net of acquired assets
             and liabilities:
                Decrease (increase) in accounts receivable                         (57,715)             1,268          (14,261)
                Decrease in income tax receivable                                        --                --             2,535
                (Increase) decrease in prepaid expenses and other                   (8,059)               727           (1,691)
                current assets
                Decrease in other assets                                                105               178                75
                Increase in accounts payable and accrued expenses                    22,601            15,744            13,783
                Increase (decrease) in income tax payable                             7,229              (22)                --
                (Decrease) increase in deferred revenue                             (3,042)             2,254             6,489
                (Decrease) increase in other liabilities                              (158)               336              (58)
                                                                                ------------     -------------     ------------
                   Net cash provided by operating activities                          1,278            37,879            17,101
                                                                                ------------     -------------     ------------

Cash flows from investing activities:
      Purchases of property and equipment and other assets                          (3,225)           (2,181)           (6,584)
      Acquisition of Sherikon, Inc., net of cash acquired                                --              (21)          (23,906)
      Acquisition of SIGCOM, net of cash acquired                                        --          (10,975)                --
      Proceeds from sales of businesses, net                                             --            11,464                --
      Proceeds from sale of building                                                  1,802                --                --
      Other, net                                                                         --                 6             1,578
                                                                                ------------     -------------     ------------
                   Net cash used in investing activities                            (1,423)           (1,707)          (28,912)
                                                                                ------------     -------------     ------------

Cash flows from financing activities:
      Principal payments on bank and other notes payable                               (47)             (185)           (1,629)
      Principal payments on Techmatics obligations                                       --                --          (15,350)
      Payment on subordinated notes payable                                           (567)           (5,000)                --
      Payments on business purchase consideration payable                                --           (1,185)                --
      Payments on note payable to Ogden                                                  --           (3,212)                --
      Deferred financing costs                                                      (1,292)                --             (151)
      Principal payments on term loan                                              (25,853)          (12,946)                --
      Proceeds from revolving facility                                              862,600           771,200           533,000
      Principal payments on revolving facility                                    (874,300)         (784,500)         (503,900)
      Redemption of senior subordinated notes payable                              (25,000)                --                --
      Prepayment premium on senior subordinated notes payable                       (3,000)                --                --
      Proceeds from issuance of common stock, net of expenses                        81,808                --                --
      Principal payments on subordinated notes payable to stockholders              (7,499)                --                --
      Payment of subordinated notes payable-related party                           (4,369)                --                --
      Proceeds from minority interest, net                                               --               152                66
                                                                                ------------     -------------     ------------
                   Net cash provided by (used in) financing activities                2,481          (35,676)            12,036
                                                                                ------------     -------------     ------------

                   Net increase in cash and cash equivalents                          2,336               496               225

Cash and cash equivalents, beginning of year                                          1,930             1,434             1,209
                                                                                ------------     -------------     ------------
                                                                                ------------     -------------     ------------
Cash and cash equivalents, end of year                                        $       4,266     $       1,930     $       1,434
                                                                                ============     =============     ============
                                                                                                                       (continued)


                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                                          Consolidated Statements of Cash Flows, continued

                                            Years Ended December 31, 2002, 2001 and 2000





                                                                                    2002              2001                2000
                                                                                -------------    ----------------    ---------------

Supplemental disclosure of cash flow information (in thousands):
    Interest paid                                                             $       20,181     $      23,396      $      21,714
                                                                                ============        ===========        ===========
    Income taxes paid (refunds received), net                                 $        2,634     $        (52)      $      (2,028)
                                                                                ============        ===========        ===========


Supplemental disclosure of noncash investing and financing activities:

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

      In March 2002, the Company exchanged approximately 90,060 shares held by minority interest holders in Anteon Virginia at December 31, 2001 into 180,120 shares of the Company.

      During 2001, the Company finalized the allocation of the purchase price of Sherikon, Inc., resulting in an increase of $100,000 in accrued liabilities and in the goodwill from the acquisition for contingencies identified at the date of acquisition (see note 5(a)).

      In October 2000, in connection with the acquisition of Sherikon (note 5(a)), the Company issued $7.5 million of subordinated notes payable discounted as of the date of the acquisition to approximately $6.5 million. Also in connection with the Sherikon acquisition, the Company guaranteed bonuses of approximately $1.75 million to certain former employees of Sherikon. These bonuses are not contingent on future employment with the Company and, accordingly, have been included as
      additional  purchase  consideration,   discounted  to  approximately  $1.5
      million.

      During 2000, the Company converted approximately $3.0 million of accrued interest related to the subordinated convertible note payable (note 9(g)) to additional notes payable.

      In accordance with SFAS No. 133, the changes in the fair value of the interest rate swaps are reported, net of tax, in accumulated other comprehensive income. For the year ended December 31, 2002, the change in the fair value of the interest rate swaps generated an $838,000 deferred tax liability.


See accompanying notes to consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (a Delaware Corporation)

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


(1)      Organization and Business

         Anteon International Corporation, a Delaware Corporation ("Anteon" or the "Company") (formerly Azimuth Technologies, Inc.), was incorporated on March 15, 1996 for the purpose of acquiring all of the outstanding stock of Ogden Professional Services Corporation, a wholly owned subsidiary of Ogden Technology Services Corporation and an indirectly wholly owned subsidiary of Ogden Corporation (collectively "Ogden"). Upon completion of the acquisition effective April 22, 1996, Ogden Professional Services Corporation was renamed Anteon Corporation, a Virginia corporation, and later renamed Anteon International Corporation, a Virginia corporation.

         Effective February 19, 2002, the Company increased the aggregate authorized shares of its common stock to 37,503,000 shares, and authorized a 2,449.95 for 1 stock split. All references to the number and per share amounts relating to the Company's common shares were retroactively restated for the stock split.

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

         On March 15, 2002,  in  connection  with the merger of Anteon  Virginia into the Company, the Company's certificate of incorporation was amended and restated to increase the aggregate authorized number of its shares of common stock to 175,000,000 and to authorize 15,000,000 shares of preferred stock. In connection with the IPO, the Company distributed one preferred share purchase right for each outstanding share of common stock to stockholders of record as of March 15, 2002, and the Company entered into a rights agreement. In general, the rights agreement imposes a significant penalty upon any person or group (subject to creation exceptions) that acquires 15% or more of the Company's outstanding common stock without the approval of the Company's board of directors.

         The Company and its subsidiaries provide professional information technology ("IT"), systems and software development, high technology research and systems engineering and integration services primarily to the U.S. government and its agencies.

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

(2)      Summary of Significant Accounting Policies

(a)      Basis of Presentation and Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its directly and indirectly, majority-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

(b)      Cash and Cash Equivalents

                  Cash and cash equivalents include all cash balances and highly liquid investments that have original maturities of three months or less.

(c)      Property and Equipment

                  Property and equipment is stated at cost, or fair value at the date of acquisition if acquired through a purchase business combination. For financial reporting purposes, depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:

      Computer hardware and software                        3 to 7 years
      Furniture and equipment                               5 to 12 years
      Leasehold and building improvements          shorter of estimated useful
                                                        life or lease term
      Buildings                                             31.5 years

(d)      Deferred Financing Costs

                  Costs associated with obtaining the Company's financing arrangements are deferred and amortized over the term of the financing arrangements using a method that approximates the effective interest method, and are included in intangible and other assets in the accompanying consolidated balance sheets.

(e)      Impairment or Disposal of Long Lived Assets

                  SFAS No. 144 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company adopted SFAS No. 144 as of January 1, 2002, with no impact on the Company's consolidated financial statements.

                  During 2001, the Company recognized an impairment charge of $750,000, included in general and administrative expenses in the accompanying consolidated statement of operations, to write-down the carrying value of a building to its fair market value.

(f)      Goodwill

                  The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as of January 1, 2002, except for acquisitions occurring after June 30, 2001, for which the provisions of SFAS No. 141 and SFAS No. 142 were applicable. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
                  142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption.

                  As of January 1, 2002, the Company reclassified approximately $1.9 million of intangible assets associated with an acquired employee workforce from intangible assets to goodwill, which in accordance with SFAS No. 142, are no longer separately identifiable from goodwill. As of December 31, 2002, the Company has approximately $8.5 million of intangible assets ($2.7 million net of accumulated amortization) related to contract backlog intangible assets, which are being amortized straight-line over periods of up to 5 years.

                  Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations, and made any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition of intangible assets separate from goodwill. The Company also reassessed the useful lives and residual values of all definite-lived intangible assets acquired. No impairment was recognized as a result of these tests.

                  In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units as of January 1, 2002. The Company determined the estimated fair value of each reporting unit and compared it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units' fair values were less than their carrying values was noted. In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit, an indication would exist that a reporting unit's goodwill may be impaired, and the Company would be required to perform the second step of the transitional impairment test as soon as possible. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

                  As of September 30, 2002, the Company performed its annual goodwill impairment analysis required under SFAS No. 142. The Company applied the same methodology described above in the performing its annual impairment test and did not identify any indication of goodwill impairment for any reporting unit. The Company will perform the annual impairment test as of September 30 each year unless circumstances or events indicate that an impairment test should be performed sooner.

                  Had the amortization provisions of SFAS No. 142 been applied as of January 1, 2000, for all of the Company's acquisitions, the Company's income (loss) before extraordinary gain (loss), net income (loss) and earnings (loss) per common share would have been as follows (unaudited) (in thousands, except per share data):


                                                                                    Years ended December 31,
                                                                                  ------------------------------
                                                                                  ------------- -- ------------
                                                                                      2001            2000
                                                                                  -------------    ------------

                  Income (loss) before extraordinary item                         $      (412)      $  (5,290)
                  Add back:  Goodwill amortization                                       5,663           4,714
                  Add back:  Workforce in place amortization                               545             570
                                                                                  -------------    ------------
                                                                                  -------------    ------------
                  Adjusted income (loss), before extraordinary item                      5,796             (6)
                  Extraordinary gain, net of tax                                           330              --
                                                                                  -------------    ------------
                                                                                                   ------------
                  Adjusted net income                                             $      6,126      $      (6)
                                                                                  =============    ============

                  Basic earnings per share:
                      Income (loss) before extraordinary item                     $     (0.02)          (0.22)
                      Goodwill amortization                                               0.24            0.20
                      Workforce amortization                                              0.02            0.02
                                                                                  -------------    ------------
                      Adjusted income (loss) before extraordinary item                    0.24              --
                      Extraordinary gain, net of tax                                      0.01              --
                                                                                  -------------    ------------
                                                                                  -------------    ------------
                      Adjusted net income (loss)                                  $       0.25              --
                                                                                  =============    ============
                                                                                  =============    ============

                   Diluted earnings per share:
                      Income (loss) before extraordinary item                     $     (0.02)      $   (0.22)
                      Goodwill amortization                                               0.24            0.20
                      Workforce amortization                                              0.02            0.02
                                                                                  -------------    ------------
                      Adjusted income (loss) before extraordinary item                    0.24              --
                      Extraordinary gain, net of tax                                       .01              --
                                                                                  -------------    ------------
                      Adjusted net income (loss)                                  $       0.25      $       --


(g)      Other Intangible Assets

                  The Company amortizes the allocated cost of noncompete agreements entered into in connection with business combinations on a straight-line basis over the terms of the agreements. Other acquired intangibles related to workforce in place (prior to the adoption of SFAS No. 142) and acquired contracts are amortized straight-line based upon expected employment and contract periods, respectively. The expected amortization expense of other intangible assets for the remaining two years beginning January 1, 2003, is as follows:
                  2003,  $1.8 million;  and 2004,  $943,000.  As of December 31,
                  2004, all other intangibles will be fully amortized

                  Upon the adoption of SFAS No. 141, on January 1, 2002, intangible assets acquired in a business combination are recognized only if such assets arise from a contractual or other legal right and are separable, that is, capable of being sold, transferred, licensed, rented, or exchanged. Intangible assets acquired in a business combination that do not meet this criteria are considered a component of goodwill. As of January 1, 2002, the Company reclassified approximately $1.9 million, net of accumulated amortization, of intangible assets associated with acquired employee workforce from intangible assets to goodwill, which in accordance with SFAS No. 142, are no longer separately identifiable from goodwill.

                  Software development costs represent expenditures for the development of software products that have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the amount computed using the straight-line method over the remaining estimated economic useful life of the product. The Company uses economic lives ranging from one to three years for all capitalized software development costs. Amortization of software development costs begins when the software product is available for general release to customers. As of December 31, 2001, approximately $4.8 million had been capitalized for software development, all of which had been amortized.


(h)      Revenue Recognition

                  For each of the years ended December 31, 2002, 2001 and 2000 we estimate that in excess of 90% of our revenues were derived from services performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. For the year December 31, 2002, approximately 35% of our contracts are cost-plus, 37% are time and material and 28% are fixed price (a substantial majority of which are firm fixed price level of effort.) Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under fixed price contracts for services are based on the percentage-of-completion basis, using the cost-to-cost method. For non-service related fixed price contracts, revenues are recognized using the units-of-delivery method.

                  The Company recognizes revenues under our federal government contracts when a contract is executed, the contract price is fixed and determinable, funding has been received, delivery of the services or products has occurred and collectibility of the contract price is considered probable. The Company contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time we may proceed with work based on customer direction pending finalization and signing of formal funding documents. The Company has an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Allowable contract costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, the Company considers its previous experience with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable costs are expensed as they are incurred.

                  The Company recognizes revenues under our federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs the Company incurs under federal government contracts are subject to regulation and audit by certain agencies of the federal government. Contract cost disallowances, resulting from government audits, have not historically been significant. The Company may be exposed to variations in profitability, including potential losses, if the Company encounters variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

                  Software revenue is generated from licensing software and providing services, including maintenance and technical support, and consulting. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. The Company's software license sales are not multi-element arrangements, i.e., they are not bundled with any other elements, such as maintenance and consulting services, and are recognized at the contractual price when all other recognition criteria are met. Services revenue consists of maintenance and technical support and is recognized ratably over the service period. Other services revenue are recognized as the related services are provided. Revenues from sales of products are generally recognized upon acceptance by the customer, which is typically within thirty days of shipment. Subsequent to the curtailment of operations of CITI-SIUSS in 2001 (see note 3(b)), there have been no new product or license sales. All software revenue recognized in 2002 relates to maintenance services provided on existing software arrangements.

                  Amounts collected in advance of being earned are recognized as deferred revenues.

(i)      Costs of Acquisitions

                  Costs incurred on successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued. Costs incurred on anticipated acquisitions are deferred.

(j)      Income Taxes

                  The Company calculates its income tax provision using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

(k)      Foreign Currency Translation and Transactions

                  The balance sheets of the Company's foreign subsidiaries are translated to U.S. dollars for consolidated financial statement purposes using the current exchange rates in effect as of the balance sheet date. The revenue and expense accounts of foreign subsidiaries are converted using the weighted average exchange rate during the period. Gains or losses resulting from such translations are included in accumulated comprehensive income (loss) in stockholders' equity (deficit). Gains and losses from transactions denominated in foreign currencies are included in current period income. Foreign currency transaction gains and losses were not significant for the years ended December 31, 2002, 2001 and 2000.

(l)      Accounting for Stock-Based Compensation

                  The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees. The Company has an employee stock option plan. Compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option at the date of grant. The Company has also granted stock appreciation rights to certain of its directors. The Company recognizes compensation expense associated with the stock appreciation rights equal to the fair value of the underlying stock at each reporting period. The Company discloses the pro forma effect on net income
                  (loss) as if the fair value based method of accounting as defined in Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-based Compensation had been applied.

                  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:


                                                                                   2002             2001           2000
                                                                                -----------      -----------    -----------
                                                                                (in thousands, except per share data)

                  Net Income, as reported                                  $        26,444  $         (82)   $     (5,290)
                  Deduct: Total stock-based compensation expense
                  determined under fair value method, net of tax                   (2,505)           (742)         (1,124)
                                                                                -----------      -----------    -----------
                  Pro forma net income                                     $        23,939  $        (824)   $     (6,414)

                  Earnings Per Share:
                  Basic-as reported                                        $          0.82  $       (0.01)   $      (0.22)
                                                                                ===========
                                                                                                 ===========    ===========
                  Basic-Pro forma                                          $          0.74  $       (0.03)   $      (0.27)
                                                                                                 ===========    ===========
                                                                                ===========
                  Diluted-as reported                                      $          0.78  $       (0.01)   $      (0.22)
                                                                                ===========
                                                                                                 ===========    ===========
                  Diluted-Pro forma                                        $          0.70  $       (0.03)   $      (0.27)
                                                                                ===========      ===========    ===========

(m)      Fair Value of Financial Instruments

                  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2002 and 2001, due to the relatively short duration of these financial instruments. Except for the senior subordinated notes payable and the subordinated notes payable to stockholders, the carrying amounts of the Company's indebtedness approximate their fair values as of December 31, 2002 and 2001, as they bear interest rates that approximate market. The fair value of the senior subordinated notes payable on principal amounts of $75.0 million and $100.0 million, based on quoted market value, was approximately $81.0 million and $105.3 million as of December 31, 2002 and 2001, respectively. The fair value of the subordinated notes payable to stockholders as of December 31, 2001, based on management's estimates considering current market conditions, was approximately $7.3 million.

(n)      Derivative Instruments and Hedging Activities

                  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended. The Company has entered into certain interest rate swap agreements, which are accounted for under SFAS No. 133. SFAS No. 133 requires that derivative instruments be recognized at fair value in the balance sheet. Changes in the fair value of derivative instruments that qualify as effective hedges of cash flows are recognized as a component of other comprehensive income (loss). Changes in the fair value of derivative instruments for all other hedging activities, including the ineffective portion of cash flow hedges, are recognized in current period earnings. The adoption of SFAS No. 133 did not have significant impact on the Company's consolidated financial statements.

(o)      Earnings (Loss) Per Common Share

                  The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares are comprised of the Company's employee stock options and shares associated with the Company's subordinated convertible note payable prior to the Company's IPO.

(p)      Use of Estimates

                  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(q)      Stock Split

                  Effective February 19, 2002, the Company increased the aggregate authorized shares of its common stock to 37,503,000 shares, and authorized a 2,449.95-for-1 common stock split. All references to the number and per share amounts relating to the Company's common shares have been retroactively restated for the stock split.


(3)      Sales and Closure of Businesses

         (a)      Sale of CITE

                  On June 29, 2001, the Company sold its Center for Information Technology Education ("CITE") business to a subsidiary of Pinnacle Software Solutions, Inc. for a total purchase price of $100,000, of which $50,000 was paid on the date of closing, with the remainder due and paid in six equal, monthly payments of approximately $8,300 beginning on August 1, 2001. CITE provided evening and weekend training for individuals to attain certification in Oracle developer and Java. Revenues generated by CITE were approximately $1.2 million and $2.5 million for the years ended December 31, 2001 and 2000, respectively. As of the date of sale, the carrying value of the net assets of CITE was approximately zero, resulting in a gain on the sale of the business of approximately $100,000.

         (b)      Curtailment of Operations of CITI-SIUSS LLC

                  During 1999, the Company and Criminal Investigative Technology, Inc. ("CITI") entered into a joint venture ("CITI-SIUSS LLC"), formerly known as Anteon-CITI LLC (the "Venture"). The Venture developed and marketed certain investigative support products and services. At the date of formation, CITI contributed certain assets to the Venture. The Company has the sole ability to control the management and operations of CITI-SIUSS LLC and, accordingly, consolidated its results. Under the joint venture agreement, the Company was allocated 98% of the profits and losses of CITI-SIUSS until its investment in the Venture was recovered, at which time profits and losses were shared based on the respective ownership interests of the joint venturers. As the Company had not yet recovered its investment, 98% of the Venture's losses had been allocated to the Company and 2% recognized as minority interest in losses in the consolidated statements of operations. Upon the occurrence of certain events, the Company had the option to purchase the 50% interest owned by CITI, at a formula price as included in the joint venture agreement.

                  On June 22,  2001,  the  Company  decided  to  cease  software development operations of the Venture because it concluded that the Venture was not likely to establish a self-supporting business without significant capital contributions. Revenues generated by the Venture were approximately $1.5 million and $880,000 for the years ended December 31, 2001 and 2000, respectively. Operating losses were approximately $2.6 million and $2.5 million for the years December 31, 2001 and 2000, respectively. The Venture was obligated to provide maintenance and support services on existing contracts through June 30, 2002. Upon the completion of this obligation, the Company anticipated that no excess proceeds would be available to the Company or the minority interest party in the Venture. Accordingly, the remaining minority interest of approximately $487,000 was reversed during the quarter ended June 30, 2001, and the resulting gain was included in gains on sales and closures of businesses in the accompanying consolidated statement of operations.

(c)      Sale of Interactive Media Corporation

                  On July 20, 2001, the Company sold all of the stock in Interactive Media Corporation ("IMC") for $13.5 million in cash, subject to adjustment based on the amount of working capital (as defined in the sale agreement) as of the date of sale. In addition, the Company had a contingent right to receive an additional $500,000 in cash based on IMC's performance from the date of closing through the end of calendar year 2001. Prior to the sale, IMC transferred to the Company the assets of the government division of IMC, which specializes in training services primarily to the government marketplace. Accordingly, at the date of sale, IMC provided training services to customers primarily in the commercial marketplace. For the commercial division, revenues were approximately $11.7 million and $18.1 million for the years ended December 31, 2001 and 2000, respectively. Operating income (loss) was approximately $(41,000) and $686,000 for the years ended December 31, 2001 and 2000, respectively. With respect to the working capital adjustment, the Company had reserved approximately $550,000 of the gain on the sale at the time of closing. Subsequently, the Company reached an agreement with the purchaser of IMC to settle the adjustment in the amount of $475,000 as a result of working capital deficiencies at the closing of the transaction. The Company paid this amount to the purchaser on June 14, 2002. The remaining $75,000 reserve related to a retention bonus which was paid to a key employee of IMC during the year ended December 31, 2002. The total gain recognized on the sale of IMC recognized was approximately $3.5 million.

                  As a result of the sale of IMC, the Company realized an income tax benefit of approximately $1.6 million relating to differences between the income tax and financial statement carrying amounts of the Company's investment in IMC.
                  Approximately $760,000 of this benefit resulted from differences that existed as of the date of the Company's acquisition of A&T, of which IMC was a subsidiary. Accordingly, during the third quarter of 2001, the Company recognized the income tax benefit related to the pre-acquisition difference as a reduction of goodwill from the acquisition of A&T, and recognized the remaining tax benefit of $790,000 as a reduction of income tax expense.

(d)      Closure of South Texas Ship Repair

                  On December 19, 2001, the Company decided to close the South Texas Ship Repair ("STSR") business, which was acquired as part of the Sherikon acquisition in October 2000. STSR specialized in the repair of ships for both government and commercial customers. Revenues were $3.3 million and $714,000, respectively, and operating loss was $(2.1) million and $(29,000), respectively, for the years ended December 31, 2001 and 2000. In conjunction with the closure of STSR, the Company recognized a charge of approximately $1.0 million for the write-down of goodwill from the Sherikon acquisition, which was attributable to STSR. This charge is included in goodwill amortization in the accompanying consolidated statement of operations, for the year ended December 31, 2001. The remaining expected costs of fulfilling STSR's existing contracts of approximately $266,000 have been accrued as of December 31, 2002.

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

          The remainder of the net proceeds to the Company from the IPO, approximately $12.5 million, was temporarily invested in short-term investment grade securities and subsequently liquidated and used to repay amounts outstanding under the Company's revolving portion of its credit facility. The Company also used $2.5 million of the IPO proceeds to temporarily repay debt under the revolving portion of its credit facility with the intention of repaying in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc., which was acquired by the Company in October 2000. On October 18, 2002, the Company asserted an indemnification claim against the former shareholders of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. The Company has not made this $2.5 million scheduled payment pending this indemnification claim.

          As a result of the permanent reduction of a portion of its debt under the term loan, the Company wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the term loan that was repaid. The write-off of $185,000, net of tax, has been reflected as an extraordinary loss in the accompanying consolidated statements of operations for the period ended December 31, 2002. In addition, as a result of the redemption of the $25.0 million principal amount of the Company's 12% Notes, the Company incurred a $3.0 million prepayment premium and wrote-off a proportionate amount of the unamortized deferred financing fees related to the portion of the 12% Notes that were repaid. The prepayment premium and write-off of deferred financing fees, totaling $2.4 million, net of tax, have been reflected as an extraordinary loss in the accompanying consolidated statements of operations for the year ended December 31, 2002.

(5)      Acquisitions

(a)      Sherikon, Inc.

          On October 20, 2000, the Company purchased all of the outstanding stock of Sherikon, Inc., a technology solutions and services firm based in Chantilly, Virginia, for a total purchase price of approximately $34.8 million, including transaction costs of approximately $861,000. Under the terms of the sale, the total purchase price included, at closing, a cash payment of $20.8 million to the shareholders of Sherikon, Inc., cash payments of approximately $5.2 million to certain executives and employees of Sherikon, Inc., and subordinated notes payable totaling $7.5 million, of which $5.0 million was due and paid in 2001 and $2.5 million was due at the end of the second year after closing. On October 18, 2002, the Company asserted an indemnification claim against the former shareholders of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. The Company has not made this $2.5 million scheduled payment pending the resolution of this indemnification claim. The subordinated notes carry a 0% coupon rate and have been present-valued. The present value of the subordinated notes payable, using an assumed borrowing rate of 11.75%, was approximately $6.5 million as of the date of purchase. In addition, the Company guaranteed certain bonuses totaling approximately $1.75 million to former Sherikon employees payable in two installments, the first of which was paid in October 2001 and the second of which was paid in October 2002. Such bonuses were not contingent on continued employment with the Company, and the present value of such amount, assuming an 11.75% discount rate, of $1.5 million, was recognized as additional purchase consideration. The transaction was accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates by management. The identifiable intangible assets were acquired contracts and workforce in place. These assets were valued, based on an independent appraisal, at $1.3 million and $760,000, respectively. Both have expected useful lives of 4 years. As of January 1, 2002 the Company reclassified the unamortized balance of the intangible asset associated with the acquired employee workforce from intangible assets to goodwill, which in accordance with SFAS No. 142, are no longer separately identifiable from goodwill. Goodwill was being amortized on a straight-line basis over twenty years, prior to the adoption of SFAS No. 142.

          The total purchase price paid, including transaction costs, of $34.8 million, was allocated to the assets and liabilities acquired as follows (in thousands):

          Cash                                                     $      2,924
          Accounts receivable                                            15,191
          Prepaid expenses and other current assets                         544
          Property and equipment                                            353
          Other assets                                                      248
          Contracts                                                       1,310
          In place workforce                                                760
          Goodwill                                                       20,177
          Deferred tax assets, net                                        2,932
          Accounts payable and accrued expenses                          (9,423)
          Long-term liabilities                                            (207)
                                                                    ------------
                            Total consideration                    $      34,809

          During the third quarter of 2001, the Company finalized the allocation of the purchase price, resulting in an increase of $100,000 in goodwill and accrued liabilities related to contingencies identified at the date of acquisition. During the fourth quarter of 2001, the Company made the decision to close STSR, which was acquired as part of Sherikon. The Company wrote off goodwill of approximately $1.0 million in connection with the closure (see note 3(d)).

          Transaction costs of approximately $861,000 include a $300,000 fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company.

(b)      The Training Division of SIGCOM, Inc.

          On July 20, 2001, the company acquired the assets, contracts and personnel of the training division of SIGCOM, Inc. ("SIGCOM"). The principal business of the training division of SIGCOM's is the design, construction, instrumentation, training and maintenance of simulated live-fire training facilities to help acclimate members of the armed forces to combat conditions for mobile operations on urban terrain. The company's primary reason for acquiring SIGCOM was the significant capabilities of SIGCOM that will augment the Company's defense training capabilities. The total purchase price was $11.0 million, excluding $409,000 of transaction costs, of which $10.0 million was paid in cash to the seller and $1.0 million of which was placed in escrow to secure the seller's obligations to indemnify the Company for certain potential liabilities which were not assumed. Transaction costs included a $100,000 fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The Company allocated approximately $4.1 million of the purchase price to accounts receivable, approximately $1.5 million to acquired accounts payable and accrued liabilities, and $440,000 of the purchase price to an intangible asset related to contract backlog, continues to be amortized over a two-year period, in accordance with SFAS No. 142. Approximately $8.1 million has been allocated to tax deductible goodwill arising from the acquisition, which in accordance with SFAS No. 141 and SFAS No. 142, is not being amortized (see note 2(f)).

Unaudited Pro Forma Data

          The following unaudited pro forma summary presents consolidated information as if the acquisition of the Training Division of SIGCOM and the acquisition of Sherikon had occurred as of January 1, 2000. The pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands, except per share data):

                                                                                  2001                2000
                                                                             ----------------    ---------------
                                                                             ----------------

                         Total revenues                                         $  723,498        $    612,278
                         Total expenses                                            723,260             615,250
                                                                             ----------------    ---------------
                         Income (loss) before extraordinary item                       224             (2,972)
                         Extraordinary gain, net of tax                                330                  --
                                                                             ----------------    ---------------

                         Net income (loss)                                      $      554          $  (2,972)
                                                                             ================    ===============
                                                                             ================    ===============
                         Basic and diluted earnings (loss) per common share:
                              Income (loss) before extraordinary item           $     0.01          $   (0.12)
                              Extraordinary gain, net of tax                          0.01                  --
                                                                             ----------------    ---------------
                              Net income (loss)                                 $     0.02          $   (0.12)
                                                                             ================    ===============

(6)      Accounts Receivable

         The components of accounts receivable as of December 31, 2002 and 2001, are as follows (in thousands):

                                                                                    2002              2001
                                                                                --------------    --------------

                      Billed and billable                                    $        179,216           116,539
                      Unbilled                                                          8,929            15,508
                      Retainages due upon contract completion                           5,162             3,797
                      Allowance for doubtful accounts                                 (4,248)           (4,499)
                                                                                --------------    --------------

                                        Total                                $        189,059           131,345
                                                                                ==============    ==============

          In excess of 95% of the Company's revenues for each of 2002, 2001 and 2000 have been earned, and accounts receivable as of December 31, 2002 and 2001 are due from agencies of the U.S. federal government. Unbilled costs and fees and retainages billable upon completion of contracts are amounts due primarily within one year and will be billed on the basis of contract terms and delivery schedules.

          The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts, and therefore its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit, including by the U.S. Defense Contract Audit Agency ("DCAA") or by other appropriate agencies of the U.S. government. Such agencies have the right to challenge the Company's cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Incurred cost audits have been completed by DCAA through 2000. Historically, such audits have not resulted in any significant disallowed costs. Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on the Company's financial condition or results of operations.

(7)      Property and Equipment

         Property and equipment consists of the following as of December 31, 2002 and 2001 (in thousands):

                                                                                    2002                 2001
                                                                              ------------------   -----------------

         Land                                                              $               393                  544
         Buildings                                                                       1,717                2,429
         Computer hardware and software                                                 13,348               10,649
         Furniture and equipment                                                         8,697                5,890
         Leasehold improvements                                                          4,808                5,047
                                                                              ------------------   -----------------
                                                                                        28,963               24,559

         Less - accumulated depreciation and amortization                             (18,971)             (11,815)
                                                                              ------------------   -----------------
                                                                           $              9,992              12,744
                                                                              ==================   =================


(8)      Accrued Expenses

         The components of accrued expenses as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                                    2002                 2001
                                                                              ------------------   -----------------

         Accrued payroll and related benefits                              $             38,819              31,585
         Accrued subcontractor costs                                                     13,396              14,438
         Accrued interest                                                                 1,138               3,636
         Other accrued expenses                                                           4,250               6,382
                                                                              ------------------   -----------------

                                                                           $             57,603              56,041
                                                                              ==================   =================

(9)      Indebtedness

(a)      Credit Agreement

          On June 23, 1999, the Company entered into a Credit Agreement ("Credit Facility") with a syndicate of nine commercial banks. Under the terms of the Credit Facility, the Company entered into promissory notes with aggregate available financing facilities of $180.0 million. The Credit Facility was comprised of a revolving credit facility for aggregate borrowings of up to $120.0 million ("Revolving Facility"), as determined based on a portion of eligible billed accounts receivable and a portion of eligible unbilled accounts receivable and the ratio of net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, and maturing on June 23, 2005; and a $60.0 million note ("Term Loan") with principal payments due quarterly commencing June 30, 2001, and $15.0 million at maturity on June 23, 2005. However, under certain conditions related to excess annual cash flow, as defined in the agreement, and the receipt of proceeds from certain asset sales, and debt or equity issuances, the Company is required to prepay, in amounts specified in the agreement, borrowings under the Term Loan. Due to excess cash flows, as defined, generated in 2001, an additional principal payment of $10.7 million was paid under the term loan on March 14, 2002. A portion of the net proceeds from the IPO were used to make an additional principal payment of $11.4 million in March 2002. Effective October 21, 2002, this Credit Facility was replaced by an Amended and Restated Credit Agreement, as discussed below.

          Under the Credit Facility, the interest rate on both the Revolving Facility and the Term Loan bear interest at a floating rate based upon, at the Company's option, LIBOR, or the Alternate Base Rate ("ABR"), which is the higher of CSFB's prime rate (less one quarter of one percent) and the Federal Funds Effective Rate, plus one half of one percent, in each case plus a margin determined based on our ratio of net debt to EBITDA. Interest is payable on the last day of each quarter. During the years ended December 31, 2002, 2001 and 2000, the interest rates on the Revolving Facility and Term Loan ranged from
          3.53 percent to 6.00 percent, 4.61 percent to 11.75 percent, and 8.84 percent to 11.75 percent, respectively.

(b)      Amended and Restated Credit Agreement

          On October 21, 2002, the Company entered into an amendment and restatement of its existing Credit Agreement (the "Amended and Restated Credit Agreement"). Pursuant to the terms of the Amended and Restated Credit Agreement, the Credit Facility was amended to allow for the following: (1) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit sublimit; and (2) a $22.3 million three-year senior secured term loan facility (the "Term Loan Facility"). The aggregate amount available for borrowing under the Revolving Credit Facility is determined based on a portion of eligible accounts receivable. In general, the Company's borrowing availability under the Revolving Credit Facility is subject to our borrowing base (defined as portions of eligible billed and unbilled accounts receivable) and the Company's ratio of net debt to EBITDA and net senior debt to EBITDA, as defined in the Amended and Restated Credit Agreement. The Company incurred approximately $626,000 in expenses related to this Amended and Restated Credit Agreement. These expenses have been capitalized as additional deferred financing fees and are being amortized over the remaining term of the Credit Facility.

          Borrowings under the Term Loan Facility and the Revolving Credit Facility mature on June 30, 2005. Principal payments of approximately $950,000 are due quarterly under the Term Loan Facility, with approximately $12.7 million due at final maturity. Borrowings under the Revolving Credit Facility and Term Loan Facility bear interest at a floating rate based upon, at the Company's option, LIBOR, or the Alternate Base Rate ("ABR"), which is the higher of Credit Suisse First Boston's ("CSFB") prime rate (less one quarter of one percent) and the Federal Funds Effective Rate, plus one half of one percent, in each case plus a margin determined based upon our ratio of net debt to EBITDA (as defined in the Amended and Restated Credit Agreement). From the date of the amendment through December 31, 2002, the interest rates for the Term Loan Facility and the Revolving Credit Facility ranged from 3.63 percent to 5.75 percent. The Company may, under certain conditions described in the Amended and Restated Credit Agreement, request an extension to the maturity date of the Revolving Credit Facility.

          In certain cases, the Company is required to make excess cash payments (as defined in the Amended and Restated Credit Agreement) to the extent certain conditions and ratios are met.

          All of the Company's existing and future domestic subsidiaries unconditionally guarantee the repayment of amounts borrowed under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement is secured by substantially all of the Company's and its domestic subsidiaries' tangible and intangible assets, including substantially all of the capital stock of the Company's subsidiaries.

          The Amended and Restated Credit Agreement contains affirmative and negative covenants in addition to financial covenants, customary for such financings.

          The Amended and Restated Credit Agreement also permits the Company to elect from time to time to (i) repurchase certain amounts of its subordinated debt and outstanding common stock from its share of excess cash flow (as defined in the credit agreement); and (ii) repurchase certain amounts of its subordinated debt from it share of net cash proceeds of issuances of equity securities.

          The Amended and Restated Credit Agreement contains customary events of default, certain of which allow for grace periods.

          As of December 31, 2002, the outstanding amounts under the Amended and Restated Credit Agreement were as follows (in thousands): 2002


                 Revolving Facility                        $    7,000
                 Term Loan Facility                            21,201
                                                         --------------
                                                           $   28,201
                                                         ==============

          The remaining available borrowings under the Revolving Credit Facility as of December 31, 2002 was $108.3 million.

          For the years ended December 31, 2002, 2001 and 2000, total interest expense incurred on the Revolving Credit Facility was approximately $1.1 million, $2.7 million and $2.3 million, respectively. For the years ended December 31, 2002, 2001 and 2000, total interest expense incurred on the Term Loan Facility was approximately $1.2 million, $4.1 million and $5.9 million, respectively.

(c)      Senior Subordinated Notes Payable

          On May 11, 1999, the Company sold $100.0 million, in aggregate principal amount of ten-year, 12% Notes. The proceeds of the issuance of the 12% notes were principally used to purchase A&T. The Notes are subordinate to the Company's Amended and Restated Credit Facility but rank senior to any other subordinated indebtedness. The 12% Notes mature May 15, 2009 and interest is payable semi-annually on May 15 and November 15. The Company cannot redeem the 12% Notes prior to May 15, 2004 except under certain conditions. The Company used net proceeds from its IPO to redeem $25.0 million principal amount of its 12% Notes on April 15, 2002. In addition, as a result of the redemption of the $25.0 million principal amount of the Company's 12% Notes, the Company incurred a $3.0 million prepayment premium and wrote-off a proportionate amount of approximately $185,000, net of tax, of the unamortized deferred financing fees related to the portion of the 12% Notes that were repaid. The prepayment premium and write-off of deferred financing fees, totaling $2.6 million, net of tax, have been reflected as an extraordinary loss in the accompanying unaudited consolidated statements of operations for the year ended December 31, 2002. In addition, under certain conditions after May 15, 2004, the Company can redeem some portion of the 12% Notes at certain redemption prices. Total interest expense for the 12% Notes incurred during 2002, 2001 and 2000 approximated $9.9 million, $12.0 million, and $12.1 million, respectively.

          The 12% Notes are guaranteed by each of the Company's existing and certain future domestic subsidiaries (see note 17). The 12% Notes include certain restrictions regarding additional indebtedness, dividend distributions, investing activities, stock sales, transactions with affiliates, and asset sales and transfers.

(d)      Subordinated Notes Payable

          In connection with the purchase of Techmatics, in 1998, the Company entered into subordinated promissory notes with the Techmatics shareholders and option holders as of the date of acquisition in the principal amount of $10.0 million, discounted as of the date of acquisition to approximately $8.9 million. One-tenth of the total amount of principal was paid on May 31, 1999, with the remaining nine-tenths paid on May 31, 2000. Interest began accruing on May 31, 1999 at 6 percent per year on four-ninths of the principal amount outstanding. Total interest expense incurred on the subordinated notes payable to the Techmatics shareholders for the year ended December 31, 2000 was approximately $117,000.

          In connection with the purchase of Sherikon (note 5(a)), the Company entered into subordinated promissory notes with the Sherikon shareholders as of the date of acquisition in the aggregate principal amount of $7.5 million, discounted to approximately $6.5 million. During 2001, $5.0 million of the subordinated promissory notes were repaid. The remaining $2.5 million of subordinated promissory notes were due on October 20, 2002. On October 18, 2002, the Company asserted an indemnification claim against the former shareholders of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. The Company has not made this $2.5 million scheduled payment pending resolution of the indemnification claim. During the year ended December 31, 2002, 2001 and 2000, total interest expense on the subordinated promissory notes with the Sherikon shareholders was approximately $232,000, $665,000 and $156,000, respectively.

(e)      Subordinated Note Payable to Ogden

          As partial consideration for the acquisition of Anteon Virginia, the Company entered into a subordinated promissory note with Ogden in the principal amount of $8.5 million, bearing interest at 12 percent payable quarterly. The principal amount of the note was due in April 2004, but could be prepaid without penalty at any time prior to maturity. On June 29, 2001, Anteon Virginia purchased from Ogden the then outstanding principal amount of the subordinated note payable to Ogden due from the Company for $3.2 million in full settlement of the Company's obligation to Ogden. In connection with the payment, the Company recognized an extraordinary gain of $330,000, net of tax, on the retirement of the subordinated note payable to Ogden.

          Total interest expense incurred on the subordinated note payable to Ogden for the years ended December 31, 2001 and 2000 was approximately $86,000, and $329,000, respectively.

(f)      Subordinated Notes Payable to Stockholders

          Concurrent with the acquisition of Anteon Virginia, the Company and its majority stockholder, Azimuth Technologies, L.P., and three other stockholders entered into subordinated promissory note agreements in the aggregate principal amount of $7.5 million, all bearing interest at 6%, which were payable quarterly. The principal amount of the notes was due in April 2004, but could be prepaid without penalty at any time prior to maturity. The Company used a portion of the net proceeds from its IPO to repay in full this subordinated promissory note held by Azimuth Technologies, L.P., one of the Company's principal stockholders.

          Total interest expense incurred on the subordinated notes payable for the years ended December 31, 2002, 2001 and 2000 was approximately $90,000, $450,000, and $447,000, respectively.

(g)      Subordinated Convertible Note Payable - Related Party

          On June 23, 1999, the Company and Azimuth Tech. II LLC, an affiliate of Azimuth Technologies, L.P., the Company's majority stockholder, and Caxton-Iseman Capital, Inc., entered into a subordinated convertible promissory note agreement for $22.5 million. The note bore interest at 12 percent, with interest payable semi-annually each June 30 and December 31, through maturity on June 23, 2010. The Company could not prepay the note prior to December 23, 2001, unless there was a sale of the Company or an initial public offering of the Company's common stock. On or after December 23, 2001, the note could be prepaid by the Company without penalty. The note was convertible into the Company's non-voting common stock at the option of the holder at any time at the conversion price of $4.86 per share, subject to adjustment for stock splits, dividends and certain issuances of common stock. At the Company's option, accrued interest on the note could have been paid either in cash or additional notes which are identical to the above note, except that the additional notes were not convertible into shares of the Company's common stock. In March 2002, in connection with the Company's IPO, the Company repaid $4.4 million in accrued interest related to the note, and the $22.5 million principal amount subordinated convertible promissory note was converted pursuant to its terms into 4,629,232 shares of the Company's common stock at a conversion price of $4.86 per share.

          During the years ended December 31, 2002, 2001 and 2000, the Company incurred approximately $667,000, $3.2 million, and $3.0 million, respectively, of interest expense on the notes.

(h)      Future Maturities

          Scheduled  future   maturities   under  the  Company's   indebtedness,
          excluding the $2.5 million Subordinated Notes Payable, are as follows (in thousands):

                     Year ending December 31,

                     2003                           $        3,798
                     2004                                    3,798
                     2005                                   20,605
                     2006                                       --
                     2007                                       --
                     Thereafter                             75,000
                                                       ------------

                                                    $      103,201
                                                       ============

(i)      Interest Rate Swap Agreements

          OBJECTIVES AND CONTEXT

          The Company uses variable-rate debt to finance its operations through its Revolving Facility and Term Loan. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

          Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge a portion of its longer-term variable interest payments for the Revolving Facility and Term Loan.

          STRATEGIES

          To meet this objective, management enters into various interest rate swap derivative contracts to manage fluctuations in cash flow resulting from fluctuations in interest rates. The interest rate swaps change the variable-rate cash flow exposure on the Company's long-term debt obligations to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt.

          The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

          RISK MANAGEMENT POLICIES

          The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

          The Company monitors interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions and estimates the expected impact of changes in interest rates on the Company's future cash flows.

          Upon adoption of SFAS No. 133, the fair value of interest rate swaps was recorded as a transition adjustment to accumulated other comprehensive income. This resulted in a decrease of $629,000, net of tax, to accumulated other comprehensive income as of January 1, 2001. Changes subsequent to January 1, 2001 in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

          During the year ended December 31, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the year ended December 31, 2002 includes losses of $1.9 million associated with these cancellations.

          Over the next twelve months, approximately $137,000 of losses in accumulated other comprehensive loss related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of December 31, 2002, the fair value of the Company's interest swap agreements resulted in a net liability of $763,000 and has been included in other current liabilities.

          The Company's interest rate swap agreements effectively changed the Company's interest rate exposure for the following amounts, as of December 31, 2002, to the following fixed rates:

                                                                                                         Fair Value as
                                                                                       Effective        of December 31,
                      Date of Swap           Notional            Maturity of           Fixed Rate             2002
                       Agreement              Amount           Swap Agreement         of Interest        (in thousands)
                  --------------------- -- ------------- -- ---------------------- -- ------------- --- -----------------

                  ---------------------
                     September 1998         $5 million       September 25, 2003       5.02 percent           $(137)
                  ---------------------
                       June 2001           $10 million          June 30, 2004         5.78 percent           $(626)
                  --------------------- -- ------------- -- ---------------------- -- ------------- --- -----------------

          The fair value of interest rate swaps is the estimated amount, based on quoted market prices, that the counterparty would (receive) pay to terminate the swap agreements at December 31, 2002.

(10)     Common Stock

          The  Company's   authorized   capital  stock  currently   consists  of
          175,000,000 shares of common stock and 15,000,000 shares of preferred stock.

          The holders of the Company's common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors. The common stock does not have cumulative voting rights, which means that the holders of a majority of the outstanding common stock voting for the election of directors can elect all directors then being elected. The holders of our common stock are entitled to receive dividends, when, and if declared by the Company's board out of legally available funds. Upon our liquidation or dissolution, the holders of common stock will be entitled to share ratably in our assets legally available for distribution to stockholders after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of shares of any series of preferred stock, which may be issued in the future.

         Preferred Stock

          The Company's preferred stock may be issued from time to time in one or more series. The Company's board is authorized to fix the dividend rights, dividend rates, any conversion rights or right of exchange, any voting rights, rights and terms of redemption, the redemption price or prices, the payments in the event of liquidation, and any other rights, preferences, privileges, and restrictions of any series of preferred stock and the number of shares constituting such series and their designation. The Company has no present plans to issue any shares of preferred stock other than in connection with the rights distribution described below.

          Depending upon the rights of such preferred stock, the issuance of preferred stock could have an adverse effect on holders of our common stock by delaying or preventing a change in control, adversely affecting the voting power of the holders of common stock, including the loss of voting control to others, making removal of the present management more difficult, or resulting in restrictions upon the payment of dividends and other distributions to the holders of common stock.

         Rights Agreement

          In connection with the Company's IPO, the Company distributed one preferred share purchase right for each outstanding share of common stock to the stockholders of record on that date (the "Rights Agreement"). Under the Company's Rights Agreement, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, at a price of $76.50 per one one-thousandth of a share, under certain circumstances provided for in the Rights Agreement.

          Until a "separation date" (as defined in the Rights Agreement) occurs, the rights will: o Not be exercisable; o Be evidenced by certificates that represent shares of the Company's common stock; and o Trade with the Company's common stock.

          The rights will expire at the close of business on the ten-year anniversary of the Rights Agreement, unless earlier redeemed or exchanged by the Company.

(11)    Income Taxes

         The provisions for income taxes for the years ended December 31, 2002, 2001 and 2000, consist of the following (in thousands), respectively:

                                                                                        Years ended December 31,
                                                                             -----------------------------------------------
                                                                                2002             2001              2000
                                                                             -----------      ------------     -------------

           Current provision (benefit):
                 Federal                                                  $     11,727              1,140               293
                 State                                                           1,600                802               197
                 Foreign                                                           119                 62               104
                                                                             -----------      ------------     -------------

                             Total current provision (benefit)                  13,446              2,004               594
                                                                             -----------      ------------     -------------

           Deferred provision (benefit):
                 Federal                                                         4,331              1,501             (880)
                 State                                                             597                853               198
                 Foreign                                                            --                 55              (65)
                                                                             -----------      ------------     -------------

                             Total deferred provision (benefit)                  4,928              2,409             (747)
                                                                             -----------      ------------     -------------

                             Total income tax provision (benefit)         $     18,374              4,413             (153)
                                                                             ===========      ============     =============

          The income tax provisions for the years ended December 31, 2002, 2001 and 2000, respectively, are different from that computed using the statutory U.S. federal income tax rate of 34% for the year December 31, 2000 and 35% for December 31, 2001 and 2002 as set forth below (in thousands):

                                                                                        Years ended December 31,
                                                                             -----------------------------------------------
                                                                                2002             2001              2000
                                                                             -----------      ------------     -------------

          Expected tax expense (benefit), computed at statutory rate      $      16,590             1,401           (1,853)
          State taxes, net of federal expense                                     1,428             1,251                 7
          Nondeductible expenses                                                    330               304               264
          Goodwill amortization                                                      --             1,804             1,074
          Valuation allowance                                                        --                 -               295
          Increase in marginal federal rate                                          --               200                 -
          Stock basis difference on sale of subsidiary                               --             (790)                 -
          Foreign rate differences                                                   53              (21)                 8
          Other                                                                    (27)               264                52
                                                                             -----------      ------------     -------------
                                                                          $      18,374             4,413             (153)
                                                                             ===========      ============     =============

          The tax effect of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 was presented below (in thousands):

                                                                                               2002               2001
                                                                                           --------------     --------------

                  Deferred tax assets:
                       Accrued expenses                                                 $          6,244  $         6,101
                       Intangible assets, due to differences in amortization                       2,492            4,411
                       Interest rate swaps                                                           298            1,136
                       Accounts receivable allowances                                                706              634
                       Property and equipment, due to differences in depreciation                    831              493
                       Net operating loss carryforwards                                              356            3,262
                                                                                           --------------     --------------

                                    Total gross deferred tax assets                               10,927           16,037
                                    Less:  Valuation allowance                                     (295)            (295)
                                                                                           --------------     --------------
                                                                                           --------------     --------------
                                    Net deferred tax assets                                       10,632           15,742
                                                                                           --------------     --------------
                                                                                           --------------     --------------

                  Deferred tax liabilities:
                       Deductible goodwill, due to differences in amortization                     7,502            7,552
                       Revenue recognition differences                                             6,616            6,500
                       Accrued expenses                                                            5,741            6,058
                       Property and equipment, due to differences in depreciation                    811              742
                                                                                           --------------     --------------

                                    Total deferred tax liabilities                                20,670           20,852
                                                                                           --------------     --------------
                                                                                           --------------

                                    Deferred tax liabilities, net                       $       (10,038)  $       (5,110)
                                                                                           ==============     ==============
                                                                                           ==============     ==============


          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income, scheduled reversal of deferred tax liabilities, and projections of future taxable income over the periods in which the temporary differences become deductible based on available tax planning strategies, management presently believes that it is more likely than not that the company will realize the portion of the benefits of these deductible differences related to Federal income taxes. The Company has established a valuation allowance as of December 31, 2002 and 2001 of $295,000 and $295,000, respectively against certain state net operating loss carryforwards. At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $116,000 and $5.8 million, respectively. Carryforwards have various expiration dates beginning in 2004.

(12)     Employee Benefit Plans

          Employees of the Company may participate in 401(k) retirement savings plans, whereby employees may elect to make contributions pursuant to a salary reduction agreement upon meeting eligibility requirements. Participants may contribute up to 22 percent (20 percent prior to January 1, 2001) of salary in any calendar year to these plans, provided that amounts in total do not exceed certain statutory limits. The Company matches up to 50 percent of the first 6 percent of a participant's contributions, subject to certain limitations. The Company made contributions to these plans of approximately $7.1 million, $5.6 million and $5.3 million for the years ended December 31, 2002, 2001, and 2000 respectively.

          The A&T Savings and Investment Plan was a discretionary contribution plan as defined in the Internal Revenue Code, Section 401 (a)(27). Effective December 31, 2000, the plan's assets were transferred to the Anteon Virginia 401(k) plan. The plan covered substantially all of A&T's full-time employees. A&T's contributions were made at the discretion of the Board of Directors for any plan year. A&T's matching contribution to this plan for the year ended December 31, 2000 was approximately $2.3 million.

(13)     Stock Option and Other Compensation Plans

(a)      Stock Option Plan

          In January 1997, the Company's Board of Directors approved the adoption of the Anteon Virginia Corporation Omnibus Stock Plan ("the Stock Option Plan"). At the discretion of the Board of Directors, the stock option plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, and/or phantom stock to employees or directors of the Company. As of December 31, 2002, an aggregate of 801,040 shares of the Company's common stock were reserved for issuance under the stock option plan.

          The exercise price of stock options granted is the market value of the common stock at the grant date. Prior to the Company's IPO, the exercise price of stock options granted was determined by the Company's Board of Directors but was not to be less than the fair value of the underlying shares of common stock at the grant date.

          For stock options granted to employees, 20% of the shares subject to the options vest on the first anniversary of the grant date and an additional 20% vest on each succeeding anniversary of the grant date. For options granted from the date of the adoption of the Company's stock option plan until September 21, 2000, employees have a period of three years from the vesting date to exercise the option to purchase shares of the Company's common stock. In 1997, the Company's Board of Directors approved that 20 percent of the options issued on the August 1, 1997 grant date vested immediately. On September 21, 2000, the Company's Board of Directors approved that, with respect to stock options granted from that date forward, each grantee has a period of 8 years from the date of grant in which to exercise options which vest. On March 11, 2002, the Company's Board of Directors approved that, with respect to stock options granted from that date forward, each grantee has a period of 10 years from the date of grant in which to exercise options which vest.

          For stock options granted to two directors of the Company on August 1, 1997, 33 1/3% of the shares subject to the options vested on the first anniversary of the grant date, and an additional 33 1/3% vested on the two succeeding anniversaries of the grant date. As of December 31, 2002 these directors' options were fully vested and exercised.


          The following tables summarize information regarding options under the Company's stock option plan:

                                                                                            Weighted
                                                                                             average         Outstanding
                                                          Number        Option price        exercise             and
                                                         of shares        per share           price          exercisable
                                                        ------------   ----------------  ----------------  ----------------
                  Outstanding at December 31, 1999        3,627,680    $     0.84-5.25    $        3.65            853,728
                     Granted                                965,000          6.25-6.49             6.31
                     Exercised                             (42,880)          4.86-6.41             6.21
                     Cancelled or expired                 (263,800)          0.84-6.25             5.00
                                                        ------------   ----------------  ----------------

                  Outstanding at December 31, 2000        4,286,000    $     0.84-6.49    $        4.27          1,489,516
                       Granted                               64,000               8.10             8.10
                       Exercised                           (82,680)          0.84-6.41             1.84
                       Cancelled or expired               (250,480)          0.84-8.10             5.64
                                                        ------------   ----------------  ----------------
                                                        ------------   ----------------  ----------------

                  Outstanding at December 31, 2001        4,016,840    $     0.84-8.10    $        4.21          2,178,960
                     Granted                              1,417,000        18.00-27.25             19.04
                     Exercised                          (1,135,632)          0.84-8.10              3.49
                     Cancelled or expired                 (175,000)         2.30-18.00              6.24
                                                        ------------   ----------------  ----------------

                  Outstanding as of December 31, 2002     4,123,208     $   0.84-27.25    $        8.98          1,647,368
                                                        ============   ================  ================

          Option and weighted average price information by price group is as follows:

                                                           Shares outstanding                      Exercisable shares
                                              ----------------------------------------------  ------------------------------
                                                Number         Weighted         Weighted                        Weighted
                                                               average          average                         average
                                                               exercise        remaining         Number         exercise
                                               of shares        price             life         of shares         price
                                              ------------  ---------------  ---------------  -------------  ---------------

                 December 31, 2002:
                      $0.84                       596,848        $    0.84              1.8        596,848        $    0.84
                      $2.30 to $3.36               32,000        $    2.43              2.8         30,400        $    2.38
                      $4.02 to $4.66              590,320        $    4.61              3.7        388,400        $    4.61
                      $4.86 to $5.25              737,440        $    5.20              4.6        377,520        $    5.21
                      $6.25 to $6.49              722,800        $    6.30              4.5        250,000        $    6.30
                      $8.10                        33,800        $    8.10              6.3          4,200        $    8.10
                      $18.00 to $27.25          1,410,000        $   17.77              6.8             --
                                              ------------                                    -------------
                                              ------------                                    -------------
                                                4,123,208                                        1,647,368
                                              ============                                    =============

(b)      Directors' Deferred Compensation Plan

          Under a plan established during 2000, certain of the Company's directors are compensated on a deferred basis. In lieu of their annual director fees, each director under the plan has the choice of receiving deferred compensation, payable in either: (1) cash upon the completion of their service as a director, equal to the annual fees due them plus interest accruing at an annual rate equal to the Company's one-year borrowing cost in effect at the beginning of each quarter and the end of each quarter, (2) a stock appreciation right based on the number of shares that could be acquired in consideration of the annual fees, or (3) a combination of each of the above. The Company recognized approximately $144,000 during the year ended December 31, 2001 as compensation expense. The amount of compensation expense for the year ended December 31, 2000 was not significant. The plan was terminated by the board effective as of December 31, 2001.

(c)      Pro Forma Disclosures

          The Company applies APB No. 25 and related interpretations in accounting for the Company stock option plan. Adoption of the fair market value provisions prescribed in SFAS No. 123 is optional with respect to stock-based compensation to employees; however, pro forma disclosures are required as if the Company adopted the fair value recognition requirements under SFAS No. 123.

          Had compensation cost for the grants under the Company stock option plan been determined consistent with the fair market value provisions prescribed in SFAS No. 123, the Company's pro forma net income (loss) for the years ended December 31, 2002, 2001 and 2000 would approximate $23.9 million, $(824,000) and $(6.4 million), respectively, using an expected option life of 5, 7 and 7 years, respectively, dividend yield rate of 0% and volatility rates of 47.8%, 70% and 20%, respectively, and risk-free interest rates of 2.78%, 4.84% and 5.16% for 2002, 2001 and 2000, respectively (see note 2 l). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

(14)     Comprehensive Income (Loss)

          Comprehensive income (loss), the accumulated foreign currency translation adjustment and changes in the fair values of interest rate swaps. The Company presents comprehensive income (loss) as a component of the accompanying consolidated statements of stockholders' equity (deficit). The amount of accumulated foreign currency translation adjustment was approximately $(44,000), $(43,000) and $37,000, as of December 31, 2002, 2001 and 2000, respectively. The amount of accumulated other comprehensive income related to interest rate swaps was $763,000 ($465,000 net of tax) and $2.8 million ($1.7 million net of tax) as of December 31, 2002 and December 31, 2001, respectively.

(15)     Earnings (Loss) Per Common Share

          The computations of basic and diluted income (loss) per common share are as follows:


                                                                               For the period ended
                                                                                 December 31, 2002

                                                        Income                  Weighted average shares         Per Share
                                                     (Numerator)                   (Denominator)                  Amount

                                                                       (in thousands, except share and per share data)

    Basic earnings per share:
    Income before extraordinary item              $                 29,025           32,163,150         $                   0.90
    Extraordinary loss, net of tax                                 (2,581)           32,163,150                            (0.08)
                                                  --------------------------                            ==========================
    Net income                                    $                 26,444           32,163,150         $                   0.82
                                                  ==========================                            ==========================
    Stock options                                                                     1,858,447
    Diluted earnings per share:
    Income before extraordinary item              $                 29,025           34,021,597         $                   0.85
    Extraordinary loss, net of tax                                 (2,581)           34,021,597                            (0.07)
                                                  --------------------------                            ==========================
    Net income                                    $                 26,444           34,021,597         $                   0.78
                                                  ==========================                            ==========================





                                                                               For the period ended
                                                                                 December 31, 2001

                                                        Income                  Weighted average shares         Per Share
                                                      (Numerator)                    (Denominator)                Amount

                                                                       (in thousands, except share and per share data)

    Basic earnings per share:
    Loss before extraordinary item                $                 (412)            23,786,565         $                  (0.02)
    Extraordinary gain, net of tax                                    330            23,786,565                             0.01
                                                  ==========================                            =========================
    Net loss                                      $                  (82)            23,786,565         $                  (0.01)
                                                  ==========================                            =========================
    Stock options                                                                            --
    Diluted earnings per share:
    Loss before extraordinary item                $                 (412)            23,786,565         $                  (0.02)
    Extraordinary gain, net of tax                                    330            23,786,565                             0.01
                                                  ==========================                            =========================
    Net loss                                      $                  (82)            23,786,565         $                  (0.01)
                                                  ==========================                            =========================


                                                                               For the period ended
                                                                                 December 31, 2000

                                                         Income                     Weighted average shares       Per Share
                                                       (Numerator)                        (Denominator)            Amount

                                                                  (in thousands, except share and per share data)

    Basic earnings per share:
    Loss before extraordinary item                $               (5,290)                  23,786,565   $                 (0.22)
    Extraordinary loss, net of tax                                     --                  23,786,565                         --
                                                  ==========================                            ==========================
    Net loss                                      $               (5,290)                  23,786,565   $                 (0.22)
                                                  ==========================                            ==========================
    Stock options                                                                                  --
    Diluted earnings per share:
    Loss before extraordinary item                $               (5,290)                  23,786,565   $                 (0.22)
    Extraordinary loss                                                 --                  23,786,565                         --
                                                  ==========================                            ==========================
    Net loss, net of tax                          $               (5,290)                  23,786,565   $                 (0.22)
                                                  ==========================                            ==========================

(16)     Commitments and Contingencies

(a)      Leases

          The Company leases facilities and certain equipment under operating lease agreements expiring at various dates through 2010. As of December 31, 2002, the aggregate minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

               Year ending December 31,

                     2003                                     $       26,209
                     2004                                             23,915
                     2005                                             20,839
                     2006                                             19,025
                     2007                                             15,688
                     Thereafter                                       60,474
                                                                 -------------

                              Total minimum lease payments    $      166,150
                                                                 =============

          Rent expense under all operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $24.2 million, $23.1 million and $17.7 million, respectively.

(b)      Management Fees

          Effective June 1, 1999, the Company entered into an arrangement with Caxton-Iseman Capital, Inc., an affiliate and advisor to the Company, whereby the amount the Company was required to pay for management fees to Caxton-Iseman Capital, Inc. increased to $1.0 million per year.

          During the years ended December 31, 2002,  2001, and 2000, the Company
          incurred  $0,  $1.0  million  and  $1.0  million,   respectively,   of
          management fees with Caxton-Iseman Capital, Inc.

          Effective December 31, 2001, the Company entered into a new agreement with Caxton-Iseman Capital, Inc. that terminated the management fee agreement. Under the terms of this new agreement, the Company was obligated to pay Caxton-Iseman Capital, Inc. a one-time, $3.6 million fee, which was recognized as general and administrative expense in 2001 and is reflected as due to related party in the accompanying consolidated balance sheet as of December 31, 2001. As a result, Caxton-Iseman no longer provides management advisory services to the Company. Any further services requested by the Company that are provided by Caxton-Iseman, if any, will be paid for by the Company at rates negotiated at that time.

(c)      Legal Proceedings

          The Company is involved in various legal proceedings in the ordinary course of business. Management of the Company and its legal counsel cannot currently predict the ultimate outcome of these matters, but do not believe that they will have a material impact on the Company's financial position or results of operations.

          On March 8, 2002, the Company received a letter from one of its principal competitors, which is the parent company of one of its subcontractors, claiming that the Company had repudiated its obligation under a subcontract with the subcontractor. The letter also alleged that the Company was soliciting employees of the subcontractor in violation of the subcontract and stated that the subcontractor would seek arbitration, injunctive relief and other available remedies. The subcontractor filed a demand for arbitration to which the Company filed an answer and counter demand.

          The arbitration hearing concluded on September 16, 2002. On December 18, 2002, the arbitrator issued a decision requiring the Company to continue to issue task orders to the subcontractor under the subcontract for so long as its customer continues to issue task orders to the Company for these services and enjoining the Company from interviewing, offering employment to, hiring or otherwise soliciting employees of the subcontractor who work on this particular project. The arbitrator's decision also denied the subcontractor's claim for monetary damages and our counter-demand. The Company subsequently filed an action to vacate or modify that portion of the arbitrator's decision enjoining it from hiring certain subcontractor employees under any circumstances, since the prohibition conflicts with the parties' contractual obligations as provided in the non-solicitation clause of the parties' subcontract, and imposes additional obligations solely on the Company and to which the parties never agreed. The subcontractor has filed an action to confirm the arbitration award. On February 21, 2003, the court heard oral argument on the parties' respective motions and a decision is pending.

          The Company entered into a settlement agreement on April 24, 2001 with Cambridge Technology Partners, Inc. ("Cambridge") to resolve a legal action brought by Cambridge against the Company for work performed solely by Cambridge for the United States Customs Service ("Customs Service"). In 1998, the Customs Service requested that the Company enter into a contract for the sole purpose of allowing the Customs Service to direct all work to Cambridge to develop software as part of a Customs Service information system modernization program. The Company awarded Cambridge a subcontract to perform all of the software development effort required by the contract without any work being performed by the Company. In 1999, the Customs Service rejected the Cambridge developed software. As a result, the Company terminated the Cambridge subcontract. In 2000, Cambridge filed a lawsuit seeking payment of the subcontract amount, approximately $3.0 million, plus pre-judgment interest. Settlement discussions with Cambridge just prior to the trial date in April 2001 resulted in Anteon Virginia deciding to settle the matter. Under the terms of the settlement agreement, the Company agreed to pay Cambridge $600,000. In exchange, Cambridge agreed to dismiss all claims against the Company. The Company also agreed to dismiss its counter-claims against Cambridge. The settlement was recognized in general and administrative expense during the quarter ended March 31, 2001.

(17)     Domestic Subsidiaries Summarized Financial Information

          Under the terms of the 12% Notes and the Company's Credit Facility, the Company's 100 percent-owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the 12% Notes and the Company's Credit Facility. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's Non-Guarantor Subsidiaries and for the Company.

                                                                    As of December 31, 2002
                                          ----------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------

                                                                                                      Consolidated
                                              Anteon                         Non-                        Anteon
              Condensed Consolidated      International    Guarantor      Guarantor    Elimination    International
                  Balance Sheets           Corporation    Subsidiaries   Subsidiaries    Entries       Corporation
       ---------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)

       Cash and cash equivalents            $      (17)  $      3,659   $         624  $        --    $      4,266
       Accounts receivable, net                     --        188,466             593           --         189,059
       Prepaid expenses and other                1,288         13,365             418           --          15,071
         current assets
       Property and equipment, net               2,364          7,505             123           --           9,992
       Due from Parent                         (22,607)        22,746           (139)           --              --
       Investment in and advances to            23,898                                                          --
         subsidiaries                                         (2,630)              --     (21,268)
       Goodwill, net                            94,946         43,673              --           --         138,619
       Intangible and other assets, net         65,863          1,621             201     (60,000)           7,685
                                          ----------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------

         Total assets                          165,735        278,405           1,820     (81,268)         364,692
                                          ============================================================================
                                          ============================================================================

       Indebtedness                             98,701         67,000              --     (60,000)         105,701
       Accounts payable                            526         46,804             300           --          47,630
       Accrued expenses and other                2,582         73,470             623           --          76,675
         liabilities
       Deferred revenue                                         5,512             189           --           5,701
                                          --
                                          ----------------------------------------------------------------------------

         Total liabilities                     101,809        192,786           1,112     (60,000)         235,707
       Minority interest in subsidiaries            --             --             156           --             156
       Total stockholders' equity               63,926         85,619             552     (21,268)         128,829
         (deficit)
                                          ----------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------

       Total liabilities and
         stockholders' equity (deficit)     $  165,735   $    278,405   $       1,820  $  (81,268)    $    364,692
                                          ============================================================================




                                                             For the Year Ended December 31, 2002
                                          --------------------------------------------------------------------------------
                                                                                                           Consolidated
                                              Anteon                            Non-                         Anteon
             Condensed Consolidated       International    Guarantor         Guarantor     Elimination     International
            Statements of Operations       Corporation    Subsidiaries      Subsidiaries     Entries        Corporation
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)

       Revenues                             $       --    $    826,640      $    5,252      $   (6,066)    $    825,826
       Costs of revenues                             2         712,725           4,667          (6,066)         711,328
                                            ------------  -------------   ------------    -------------    -------------
                                            ------------  -------------   ------------    -------------    -------------

         Gross profit                               (2)        113,915             585              --          114,498
       Total operating expenses                  1,699          63,136             368         (15,099)          50,104
                                            ------------  -------------   ------------    -------------    -------------
                                            ------------  -------------   ------------    -------------    -------------

         Operating income                       (1,701)         50,779             217          15,099           64,394
       Other income                              7,181           8,335              --         (15,099)             417
       Interest expense (income), net            9,559           7,850            (15)              --           17,394
       Minority interest in (earnings)
         losses of subsidiaries                     --              --            (18)              --              (18)
                                            ------------  -------------   ------------    -------------    -------------
                                            ------------  -------------   ------------    -------------    -------------

         Income (loss) before provision
           for income taxes and
           extraordinary loss                   (4,079)         51,264             214               --          47,399
       Provision (benefit) for income           (1,581)         19,835             120               --          18,374
         taxes
                                            ------------  -------------   ------------    -------------    -------------
                                            ------------  -------------   ------------    -------------    -------------
       Income (loss) before                     (2,498)         31,429              94                           29,025
         extraordinary loss
       Extraordinary loss, net of tax           (2,581)             --              --               --          (2,581)
                                            ------------  -------------   ------------    -------------    -------------
                                            ------------  -------------   ------------    -------------    -------------

       Net income (loss)                    $   (5,079)    $    31,429      $       94      $        --    $     26,444
                                            ============  =============   ============    =============    =============





                                                                        For the Year Ended December 31, 2002
                                                           --------------------------------------------------------------
                                                                                                           Consolidated
                                                               Anteon                          Non-           Anteon
                     Condensed Consolidated                International     Guarantor       Guarantor     International
                    Statements of Cash Flows                Corporation    Subsidiaries    Subsidiaries     Corporation
       ------------------------------------------------------------------------------------------------------------------

                                                                                   (in thousands)

       Net income (loss)                                     $  (5,079)     $   31,429       $      94     $    26,444
       Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
          Loss on disposals of property and equipment               --              24               1              25
          Extraordinary loss before tax                          4,232              --              --           4,232
          Interest rate swap termination                        (1,903)             --              --          (1,903)
          Depreciation and amortization of property and
           equipment                                               632           3,613              49           4,294
          Other intangibles amortization                         1,687             220              --           1,907
          Amortization of deferred financing costs               1,210              --              --           1,210
          Deferred income taxes                                  2,537           1,553              --           4,090
          Minority interest in earnings (losses) of
           subsidiaries                                             --              --              18              18
          Changes in assets and liabilities, net of
           acquired assets and liabilities                      (2,256)        (37,041)            258         (39,039)
                                                           --------------- ---------------- -----------    -------------
          Net cash provided by (used in) operating
           activities                                            1,060            (202)            420           1,278

       Cash flows from investing activities:
          Purchases of property and equipment and other
           assets                                               (1,169)         (2,009)            (47)         (3,225)
          Proceeds from sale of building                            --           1,802              --           1,802
                                                           --------------- ---------------- -----------    -------------
                                                           --------------- ---------------- -----------    -------------
          Net cash used in investing activities                 (1,169)           (207)            (47)         (1,423)

       Cash flows from financing activities:
          Principal  payments  on  bank  and  other  notes
          payable                                                   --             (47)             --             (47)
          Deferred financing costs                                 (642)          (650)             --          (1,292)
          Payment on subordinated notes payable                     --            (567)             --            (567)
          Principal payments on term loan                     (25,853)              --              --         (25,853)
          Proceeds from revolving facility                          --         862,600              --         862,600
          Principal payments on revolving facility             (18,700)       (855,600)             --        (874,300)
          Redemption of senior subordinated notes payable      (25,000)             --              --         (25,000)
          Prepayment premium on senior subordinated notes
          payable                                               (3,000)             --              --          (3,000)
          Proceeds from issuance of common stock, net of
            expenses                                            81,808              --              --          81,808
          Principal payments on subordinated notes
          payable to stockholders                               (7,499)             --              --          (7,499)
          Payment of subordinated notes payable-related
          party                                                 (4,369)             --              --          (4,369)
                                                           ---------------- --------------- -----------    -------------
                                                           ---------------- --------------- -----------    -------------
          Net cash provided by (used in) financing
          activities                                            (3,255)          5,736              --           2,481
                                                           ---------------- --------------- -----------    -------------
                                                           ---------------- --------------- -----------    -------------

       Net increase (decrease) in cash and cash
         equivalents                                            (3,364)          5,327             373           2,336
       Cash and cash equivalents, beginning of year              3,347          (1,668)            251           1,930
                                                           ---------------- --------------- -----------    -------------
       Cash and cash equivalents, end of year              $       (17)     $    3,659       $     624     $     4,266
                                                           ================ =============== ===========    =============




                                                                    As of December 31, 2001
                                          ----------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------

                                                                                                           Consolidated
                                              Anteon                         Non-                             Anteon
             Condensed Consolidated       International    Guarantor      Guarantor         Elimination    International
                 Balance Sheets            Corporation    Subsidiaries   Subsidiaries         Entries       Corporation
       ---------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)

       Cash and cash equivalents          $     3,348     $     (1,669)     $      251     $        --    $     1,930
       Accounts receivable, net                    --          129,709           1,636              --        131,345
       Prepaid expenses and other               4,045            6,603             495              --         11,143
         current assets
       Property and equipment, net              1,828           10,791             125              --         12,744
       Due from Parent                       (24,841)           25,430            (589)             --             --
       Investment in and advances to
         subsidiaries                         116,220               26              --        (116,246)            --
       Goodwill, net                           92,949           43,673              --              --        136,622
       Intangible and other assets, net        11,106            1,579             182              --         12,867
                                          ------------    --------------   -----------   -------------    -----------

         Total assets                         204,655          216,142           2,100        (116,246)       306,651
                                          ============    ==============   ===========   =============    ===========

       Indebtedness                           202,390              515              --              --        202,905
       Accounts payable                            --           24,448             580              --         25,028
       Due to related party                        --            3,600              --              --          3,600
       Accrued expenses and other                                                                   --
         current liabilities                    6,479           52,633             327                         59,439
       Deferred revenue                            --            8,529             214              --          8,743
       Other long-term liabilities                 --            9,570             381              --          9,951
                                          ------------    --------------   -----------   -------------    -----------
                                          ------------    --------------   -----------   -------------    -----------

         Total liabilities                    208,869           99,295           1,502              --        309,666
       Minority interest in subsidiaries          289               --             138              --            427
       Total stockholders' equity             (4,503)          116,847             460        (116,246)        (3,442)
         (deficit)
                                          ------------    --------------   -----------   -------------    -----------
                                          ------------    --------------   -----------   -------------    -----------

         Total liabilities and
           stockholders' equity
           (deficit)                      $   204,655     $   216,142       $    2,100    $   (116,246)   $   306,651
                                          ============    ==============   ===========   =============    ===========





                                                            For the Year Ended December 31, 2001
                                          ----------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------

                                                                                                      Consolidated
                                              Anteon                         Non-                        Anteon
             Condensed Consolidated       International    Guarantor      Guarantor    Elimination    International
            Statements of Operations       Corporation    Subsidiaries   Subsidiaries    Entries       Corporation
       ---------------------------------------------------------------------------------------------------------------
       ---------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)

       Revenues                           $        --   $      716,616    $    8,662   $   (10,255)   $    715,023
       Costs of revenues                           --          629,729         7,868       (10,255)        627,342
                                          ------------  --------------  ------------  -------------  --------------
                                          ------------  --------------  ------------  -------------  --------------

         Gross profit                              --           86,887           794             --         87,681
       Total operating expenses                 4,123           56,262           431             --         60,816
                                          ------------  --------------  ------------  -------------  --------------
                                          ------------  --------------  ------------  -------------  --------------

         Operating income                      (4,123)          30,625           363             --         26,865
       Other income                                --            4,046            --             --          4,046
       Interest expense (income), net          17,382            9,507           (17)            --         26,872
       Minority interest in (earnings)
         losses of subsidiaries                   (14)              32           (56)            --            (38)
                                          ------------  --------------  ------------  -------------  --------------
                                          ------------  --------------  ------------  -------------  --------------

         Income (loss) before provision
           for income taxes and               (21,519)          25,196           324             --          4,001
           extraordinary gain
       Provision (benefit) for income          (8,259)          12,555           117             --          4,413
         taxes
                                          ------------  --------------  ------------  -------------  --------------
                                          ------------  --------------  ------------  -------------  --------------
       Income (loss) before                   (13,260)          12,641           207             --           (412)
         extraordinary gain
       Extraordinary gain, net of tax             330               --            --             --            330
                                          ------------  --------------  ------------  -------------  --------------
                                          ------------  --------------  ------------  -------------  --------------

       Net income (loss)                  $   (12,930)   $      12,641    $      207   $         --   $        (82)
                                          ============  ==============  ============  =============  ==============




                                                                 For the Year Ended December 31, 2001
                                              ----------------------------------------------------------------------------
                                              ----------------------------------------------------------------------------

                                                                                                           Consolidated
                                                  Anteon                         Non-                         Anteon
                 Condensed Consolidated        International    Guarantor     Guarantor     Elimination   International
                Statements of Cash Flows        Corporation   Subsidiaries   Subsidiaries     Entries      Corporation
           ---------------------------------------------------------------------------------------------------------------

                                                                            (in thousands)

           Net income (loss)                     $   (12,930)   $  12,641     $     207      $       --     $        (82)
           Adjustments to reconcile net
              income (loss) to net cash
              provided by (used in)
              operating activities:
              Extraordinary gain                        (519)          --            --              --             (519)
              Gain on sales and closures of               --       (4,046)           --              --           (4,046)
              business
              Depreciation and amortization
               of property and equipment                 885        6,182            43              --            7,110
              Goodwill amortization                    5,334        1,370            --              --            6,704
              Other intangibles amortization           2,223           98            --              --            2,321
              Amortization of noncompete
               agreements                                 --          349            --              --              349
              Amortization of deferred
               financing costs                         1,216           --            --              --            1,216
              Loss  on disposals of property
               and equipment                              --          791            --              --              791
              Deferred income taxes                     (476)       3,988            --              --            3,512
              Minority interest in earnings
               (losses) of subsidiaries                   14          (32)           56              --               38
              Changes in assets and
               liabilities, net of acquired           43,401      (20,973)         (278)         (1,665)          20,485
               assets and liabilities
                                                ------------ -------------  -----------    ------------    -------------
              Net cash provided by (used in)
               operating activities                   39,148          368           28           (1,665)          37,879
                                                ------------- ------------  -----------    ------------    -------------
                                                ------------- ------------  -----------    ------------    -------------

           Cash flows from investing activities:
              Purchases of property and
               equipment and other assets               (314)      (1,774)          (93)             --           (2,181)
              Acquisition of Sherikon, net
               of cash acquired                          (21)          --            --              --              (21)
              Acquisition of SIGCOM, net of
               cash acquired                              --      (10,975)           --              --          (10,975)
              Proceeds from sales of business             --       11,464            --              --           11,464
              Other, net                                  --            6            --              --                6
              Intercompany transfers                    (338)         121           217              --               --
                                              --------------- ------------  -----------    ------------    -------------
              Net cash provided by (used in)
               investing activities                     (673)      (1,158)          124              --           (1,707)
                                              --------------- ------------  -----------    ------------    -------------

           Cash flows from financing activities:
              Principal payments on bank and
               other notes payable                        --         (185)           --              --             (185)
              Payments on business purchase
               consideration payable and
               subordinated notes payable             (5,000)      (1,185)           --              --           (6,185)
              Payments on note payable to             (3,212)          --            --              --           (3,212)
               Ogden
              Principal payments on term loan        (12,946)          --            --              --          (12,946)
              Proceeds from revolving                771,200           --            --              --          771,200
               facility
              Principal payments on                 (784,500)          --            --              --         (784,500)
               revolving facility
              Distribution to parent for              (1,665)          --            --           1,665               --
               debt service
              Proceeds from minority                     152           --            --              --              152
               interest, net
                                              --------------- ------------  -----------    ------------    -------------
                                              --------------- ------------  -----------    ------------    -------------
              Net cash provided by (used in)
               financing activities                  (35,971)      (1,370)           --           1,665          (35,676)
                                              --------------- ------------  -----------    ------------    -------------
                                              --------------- ------------  -----------    ------------    -------------
           Net increase (decrease) in cash
             and cash equivalents                      2,504       (2,160)          152              --              496
                                              --------------- ------------  -----------    ------------    -------------
           Cash and cash equivalents,
             beginning of year                           844          491            99              --            1,434
                                              --------------- ------------  -----------    ------------    -------------
           Cash and cash equivalents, end of
             year                                $     3,348    $  (1,669)    $     251      $       --     $      1,930
                                              =============== ============  ===========    ============    =============




                                                                 For the Year Ended December 31, 2000
                                              ----------------------------------------------------------------------------
                                              ----------------------------------------------------------------------------

                                                                                                           Consolidated
                                                  Anteon                         Non-                         Anteon
                 Condensed Consolidated        International    Guarantor     Guarantor     Elimination   International
                Statements of Operations        Corporation   Subsidiaries   Subsidiaries     Entries      Corporation
           ---------------------------------------------------------------------------------------------------------------
           ---------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)

           Revenues                               $  200,300    $ 343,191     $   2,519      $   (3,203)    $    542,807
           Costs of revenues                         178,847      296,879         2,401          (3,203)         474,924
                                                 -----------   ----------    ----------    --------------  -------------
                                                 -----------   ----------    ----------    --------------  -------------

             Gross profit                             21,453       46,312           118              --           67,883

           Total operating expenses                   18,700       28,115            30              --           46,845
                                                 -----------   ----------    ----------    --------------  -------------
                                                 -----------   ----------    ----------    --------------  -------------

             Operating income                          2,753       18,197            88              --           21,038

           Interest and other expense                 26,452           59             2              --           26,513
             (income), net
           Minority interests in (earnings)
             losses of subsidiaries                        8           24            --              --               32
                                                 -----------   ----------    ----------    --------------  -------------
                                                 -----------   ----------    ----------    --------------  -------------

           Income (loss) before provision
             for income taxes                        (23,691)      18,162            86              --           (5,443)
           Provision (benefit) for income             (7,431)       7,240            38              --             (153)
             taxes
                                                 -----------   ----------    ----------    --------------  -------------
                                                 -----------   ----------    ----------    --------------  -------------

           Net income (loss)                      $  (16,260)   $  10,922     $      48      $       --     $     (5,290)
                                                 ===========   ==========    ==========    ==============  =============




                                                                     For the Year Ended December 31, 2000
                                                     ---------------------------------------------------------------------
                                                     ---------------------------------------------------------------------

                                                                                                               Consolidated
                                                        Anteon                       Non-                         Anteon
                    Condensed Consolidated           International   Guarantor    Guarantor     Elimination    International
                   Statements of Cash Flows           Corporation  Subsidiaries  Subsidiaries     Entries       Corporation
           ---------------------------------------------------------------------------------------------------------------

                                                                                (in thousands)

           Net income (loss)                          $  (16,260)   $     10,922   $      489   $      --     $    (5,290)
           Adjustments to reconcile net income
              (loss) to net cash  provided  by
              (used in)  operating  activities:
              Depreciation and amortization of
                property and equipment                     1,707           5,303           14          --           7,024
              Goodwill amortization                        4,714              --           --          --           4,714
              Amortization of noncompete agreements          866              --           --          --             866
              Other intangibles amortization               2,673              --           --          --           2,673
              Amortization of deferred financing           1,208              --           --          --           1,208
              costs
              Gain on disposals of property and               --            (187)          --          --            (187)
              equipment
              Deferred income taxes                         (674)             --          (73)         --            (747)
              Minority interest in earnings
                (losses) of subsidiaries                      (8)            (24)          --          --             (32)
              Changes in assets and liabilities,
                net of acquired assets and
                liabilities                               19,131         (10,508)        (466)     (1,285)          6,872
                                                      ------------  ------------- ------------  ----------    -----------
              Net cash provided by (used in)
                operating activities                      13,357           5,506         (477)     (1,285)         17,101
                                                      ------------  ------------- ------------  ----------    -----------
                                                      ------------  ------------- ------------  ----------    -----------

           Cash flows from investing activities:
              Purchases of property and equipment
                and other assets                         (1,331)          (5,256)           3          --          (6,584)
              Acquisition of Sherikon, net of cash      (23,906)              --           --          --         (23,906)
              acquired
              Other, net                                    (128)          1,706           --          --           1,578
                                                      ------------  ------------- ------------ -----------    -----------

              Net cash provided by (used in)
                investing activities                     (25,365)         (3,550)           3          --         (28,912)
                                                      ------------  ------------- ------------ ----------     -----------
                                                      ------------  ------------- ------------ ----------     -----------

           Cash flows from financing activities:
              Principal payments on bank and other
                notes payable                                 --          (1,629)          --          --          (1,629)
              Principal payments of Techmatics
              obligations                               (15,350)              --           --          --         (15,350)
              Deferred financing costs                      (151)             --           --          --            (151)
              Proceeds from revolving facility           533,000              --           --          --         533,000
              Principal payments on revolving           (503,900)             --           --          --        (503,900)
              facility
              Intercompany investment                        335            (335)          --          --              --
              Distribution to parent for debt
              service                                     (1,285)             --           --       1,285              --
              Proceeds from minority interest, net            66              --           --          --              66
                                                      ------------  ------------- ---------------------------------------
                                                      ------------  ------------- ---------------------------------------

              Net cash provided by (used in)
               financing activities                       12,715          (1,964)          --       1,285          12,036
                                                      ------------  ------------- ---------------------------------------
                                                      ------------  ------------- ---------------------------------------

           Net increase (decrease) in cash and cash
             equivalents                                     707              (8)        (474)         --             225
           Cash and cash equivalents, beginning of           137             499          573          --           1,209
             year............................
                                                      ------------  ------------- ---------------------------------------
                                                      ------------  ------------- ---------------------------------------

           Cash and cash equivalents, end of year     $      844    $        491   $       99   $      --     $     1,434
                                                      ============  ============= =======================================






(18)     Quarterly Results of Operations (Unaudited)

         The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share data):


          Quarter ended:                         March 31        June 30      September 30      December 31       Total
                                              --------------  ------------  ---------------   ---------------  -----------
          2002
              Revenues                        $     192,629       201,938         214,314         216,945        825,826
              Operating income                       14,517        16,021          16,549          17,307         64,394
              Income (loss) before
               extraordinary gain                     4,319         7,905           8,166           8,635         29,025
              Net income (loss)                       4,134         5,509           8,166           8,635         26,444
              Basic earnings (loss) per
               common share:
                  Income (loss) before
                extraordinary gain                     0.17          0.23            0.24            0.25           0.90
                  Net income (loss)                    0.16          0.16            0.24            0.25           0.82
              Diluted earnings (loss) per
                common share:
                  Income (loss) before
               extraordinary gain                      0.15          0.22            0.22            0.24           0.85
                  Net income (loss)                    0.14          0.15            0.22            0.24           0.78

          2001
              Revenues                        $     162,366       188,786         183,687         180,184        715,023
              Operating income                        6,106         6,929           9,878           3,952         26,865
              Income (loss) before
               extraordinary gain                      (670)          (67)          3,385          (3,060)          (412)
              Net income (loss)                        (670)          263           3,385          (3,060)           (82)
              Basic earnings (loss) per
               common share:
                  Income (loss) before
                extraordinary gain                    (0.03)           --            0.14           (0.13)         (0.02)
                  Net income (loss)                   (0.03)        (0.01)           0.14           (0.13)         (0.01)
              Diluted earnings (loss) per
                common share:
                  Income (loss) before
               extraordinary gain                     (0.03)           --            0.13           (0.13)         (0.02)
                  Net income (loss)                   (0.03)        (0.01)           0.13           (0.13)         (0.01)

          During the second quarter of 2001, the Company acquired the training division of SIGCOM, Inc. (note 5(b)), and during the second, third and fourth quarters of 2001 sold or closed several other businesses (note
          3). Also during the fourth quarter of 2001, Anteon Virginia incurred a fee of $3.6 million with an affiliate of the Company (note 16(b)) and recognized an approximate $1.0 million charge to write-off goodwill as a result of the closure of STSR. During the fourth quarter of 2000, the Company acquired Sherikon (note 5(a)).

(19)     Segment Reporting

          Based on the Company's organization through July 20, 2001, the Company reported two business segments: the Company's government contracting business and the Company's commercial, custom training and performance solutions group (collectively, "IMC", which was sold by the Company during the third quarter of fiscal 2001). Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of the Company with Vector Data Systems, Ins., Techmatics, Inc., Analysis & Technology, Inc., Sherikon, Inc. and SIGCOM, prior acquisitions that have been integrated into the Company's government contracting business. The amounts shown below reflect both IMC Commercial, the unit sold on July 20, 2001 (see note 3(c)), and IMC Government. Immediately prior to the sale of IMC Commercial, the Company integrated the IMC Government unit into the government contracting business.

          The Company's chief operating decision maker utilizes both revenue and earnings before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses are allocated to the segments. Allocation of overhead costs to segments are based on measures such as revenue and employee headcount. General and administrative costs are allocated to segments based on the government-required three-factor formula, which uses measures of revenue, labor and net book value of fixed assets. Interest expense, investment income, gains on sales and closures of businesses and income taxes are not allocated to the Company's segments.

          The following tables present information about the Company's segments as of and for the years ended December 31, 2001 and 2000 and for the years then ended (in thousands).

                   As of and for the year ended               Government     Interactive
                        December 31, 2001                     Contracting       Media         Eliminations    Consolidated
          -----------------------------------------------    --------------  -------------   ---------------  --------------


          Total assets                                     $       306,651             --                --         306,651
                                                             ==============  =============   ===============  ==============

          Sales to unaffiliated customers                  $       696,420         18,603                --         715,023

          Intersegment sales                                            36             15              (51)              --
                                                             --------------  -------------   ---------------  --------------

                                                                   696,456         18,618              (51)         715,023
                                                             ==============  =============   ===============  ==============

          Operating income, net                            $        25,839          1,026                -- $        26,865
                                                                                                              --------------

              Gains on sales and closures of businesses                                                               4,046
              Interest expense, net                                                                                  26,872
              Minority interest in earnings of                                                                         (38)
              subsidiaries
                                                                                                              --------------

              Income before income taxes and                                                                          4,001
                extraordinary gain

              Income taxes                                                                                            4,413
                                                                                                              --------------

              Loss before extraordinary gain                                                                          (412)
              Extraordinary gain, net of tax                                                                            330
                                                                                                              --------------
                                                                                                              --------------
              Net loss                                                                                      $          (82)
                                                                                                              ==============




                   As of and for the year ended               Government     Interactive
                        December 31, 2000                     Contracting       Media       Eliminations      Consolidated
          ----------------------------------------         --------------  -------------   --------------    ---------------


          Total assets                                     $      316,101          8,322               --            324,423
                                                           ==============  =============   ===============   ===============

          Sales to unaffiliated customers                  $      514,269         28,538               --            542,807

          Intersegment sales                                          394             28             (422)                --
                                                           --------------  -------------   ---------------   ---------------

                                                                  514,663         28,566             (422)           542,807
                                                           ==============  =============   ===============   ===============

          Operating income, net                            $       19,610   $      1,428    $         --     $        21,038
                                                                                                             ---------------

              Interest expense, net                                                                                   26,513
              Minority interest in losses  of                                                                             32
                subsidiaries
                                                                                                             ---------------
                                                                                                             ---------------

              Loss before income taxes                                                                                (5,443)

              Income taxes                                                                                              (153)

                                                                                                             ---------------

              Net loss                                                                                       $        (5,290)
                                                                                                             ===============

                                 Certifications


I, Joseph M. Kampf, certify that:

1. I have reviewed this annual report on Form 10-K of Anteon International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 11, 2003                     By: /s/ Joseph M. Kampf
      --------------                       ---------------------------------
                                              Joseph M. Kampf
                                              President and Chief Executive
                                              Officer

                                 Certifications


I, Carlton B. Crenshaw, certify that:

1. I have reviewed this annual report on Form 10-K of Anteon International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 11, 2003                            By: /s/ Carlton B. Crenshaw
      --------------                                ----------------------------
                                                    Carlton B. Crenshaw
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


2.1 Agreement and Plan of Merger, dated as of March 7, 1999, by and among Anteon Corporation, Buffalo Acquisition Corporation and Analysis & Technology, Inc. (incorporated by reference to Exhibit Z to Analysis & Technologies, Inc.'s Current Report on Form 8-K filed on March 9,
          1999).

2.2 Agreement and Plan of Merger between Anteon International Corporation, a Virginia corporation, and the Registrant (incorporated by reference to Exhibit 2.2 to Anteon International Corporation's Amendment No. 1 to Form S-1 registration statement, filed on February 5, 2002 (Commission File No. 333-75884)).


3.1 Amended and Restated Certificate of Incorporation of Anteon International Corporation (incorporated by reference to Exhibit 3.1 of Anteon International Corporation's Quarterly Report on Form 10-Q filed on May 14, 2002.)

3.2 Certificate of Designations of Series A Preferred Stock of Anteon International Corporation (incorporated by reference to Exhibit 3.2 of Anteon International Corporation's Quarterly Report on Form 10-Q filed on May 14, 2002.)

3.3 Amended and Restated By-laws of Anteon International Corporation (incorporated by reference to Exhibit 3.3 of Anteon International Corporation's Quarterly Report on Form 10-Q filed on May 14, 2002.)

4.1 Indenture, dated as of May 11, 1999, by and among Anteon Corporation, Vector Data Systems, Inc., Techmatics, Inc. and IBJ Whitehall Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Anteon International Corporation's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

4.2 First Supplemental Indenture, effective as of June 23, 1999, among Anteon Corporation, Analysis & Technology, Inc., Interactive Media Corp. and IBJ Whitehall Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
          2000).

4.3 Second Supplemental Indenture, effective as of October 14, 1999, among Anteon Corporation, Anteon-CITI LLC and IBJ Whitehall Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).


4.4 Third Supplemental Indenture, dated as of October 20, 2000, among Anteon Corporation, Sherikon, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.5 Fourth Supplemental Indenture, dated January 1, 2001, among Anteon International Corporation (formerly Anteon Corporation), Anteon Corporation (formerly Techmatics, Inc.) and The Bank of New York, as successor trustee of IBJ Whitehall Bank & Trust Company (incorporated by reference to Exhibit 4.5 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
          2000).

4.6 Fifth Supplemental Indenture between the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Anteon International Corporation's Quarterly Report on Form 10-Q filed on May 14, 2002.)

4.8 Registration Rights Agreement dated March 11, 2002, among the Registrant, Azimuth Technologies, L.P., Azimuth Tech. II LLC, Frederick J. Iseman, Joseph M. Kampf and the other parties named therein (incorporated by reference to Exhibit 4.8 to Anteon International Corporation's Amendment No. 1 to Form S-1 Registration Statement filed on February 5, 2002 (Commission File No. 333-75884)).

4.9       Rights Agreement,  dated March 15, 2002  (incorporated by reference to
          Exhibit 4.1 to Anteon International Corporation's Current Report on Form 8-K, filed on April 5, 2002).

10.4 Credit Agreement, dated as of June 23, 1999, among Anteon Corporation, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.4 to Anteon International Corporation's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.5 Amendment No. 1, dated as of January 13, 2000, to the Credit Agreement, dated as of June 23, 1999, among Anteon Corporation, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.17 of Anteon Corporation's Quarterly Report on Form 10-Q/A filed on June 15,
          2001).

10.6 Amendment No. 2, dated as of March 29, 2000, to the Credit Agreement, dated as of June 23, 1999, among Anteon Corporation, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.18 of Anteon Corporation's Quarterly Report on Form 10-Q/A filed on June 15, 2001).

10.7 Amendment No. 3, dated as of June 30, 2000, to the Credit Agreement, dated as of June 23, 1999, among Anteon Corporation, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.19 of Anteon Corporation's Quarterly Report on Form 10-Q/A filed on June 15, 2001).

10.8 Amendment No. 4, dated as of October 19, 2000, to the Credit Agreement, dated as of June 23, 1999, among Anteon Corporation, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.20 of Anteon Corporation's Quarterly Report on Form 10-Q/A filed on June 15,
          2001).

10.9 Amendment No. 5, dated as of December 31, 2000, to the Credit Agreement, dated as of June 23, 1999, among Anteon Corporation, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.25 of Anteon Corporation's Quarterly Report on Form 10-Q/A filed on June 15,
          2001).

10.10 Amendment No. 6, dated as of February 1, 2002, to the Credit Agreement, dated as of June 23, 1999, among Anteon Corporation, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the
          lenders named therein (incorporated by reference to Exhibit 10.10 to Anteon International Corporation's Amendment No.1 to Form S-1 Registration Statement filed on February 5, 2002 (Commission File No. 333-75884)).

10.11 Amended and Restated Credit Agreement, dated as of October 21, 2002, to the Credit Agreement, dated as of June 23, 1999, among Anteon Corporation Credit Suisse First Boston, Mellon Bank, N.A., Duetsche Bank AG and the lenders named therein.

10.15 Security Agreement, dated as of June 23, 1999, among Anteon Corporation, Analysis & Technology, Inc., Interactive Media Corp., Techmatics, Inc., Vector Data Systems, Inc. and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.8 to Anteon International
          Corporation's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.16 Fee Agreement, dated as of June 1, 1999, between Anteon Corporation, and Caxton-Iseman Capital, Inc. (incorporated by reference to Exhibit
          10.9 to Anteon International Corporation's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.17     Amended and Restated Omnibus Stock Plan  (incorporated by reference to
          Exhibit 10.2 to Anteon International Corporation's Quarterly Report on Form 10-Q filed May 14, 2002).

10.18 Stock Option Agreement (incorporated by reference to Exhibit 10.17 to Anteon International Corporation's Amendment No. 2 to Form S-1 Registration Statement filed on February 19, 2002 (Commission File No. 333-75884)). 61

10.19 Stock Purchase Agreement, by and among Anteon Corporation, Sherikon, Inc. and the stockholders of Sherikon, Inc., dated as of October 20, 2000 (incorporated by reference to Exhibit 2 to Anteon International Corporation's Current Report on Form 8-K filed on November 6, 2000).

10.20 Asset Purchase Agreement, dated as of July 20, 2001, between Anteon Corporation and SIGCOM, Inc. (incorporated by reference to Anteon International Corporation's Current Report on Form 8-K filed on August 3, 2001).

10.21 Stock Purchase Agreement, dated July 20, 2001, by and among Anteon International Corporation, Interactive Media Corporation and FTK Knowledge (Holdings) Inc. (incorporated by reference to Anteon International Corporation's Current Report on Form 8-K filed on August 3, 2001).

10.22 Asset Purchase Agreement, dated June 29, 2001, between Anteon International Corporation and B&G, LLC (incorporated by reference to Anteon International Corporation's Current Report on Form 8-K filed on August 3, 2001).

10.23 Letter Agreement between Anteon International Corporation and Caxton-Iseman Capital, Inc., dated as of January 30, 2002, terminating Fee Agreement between such parties dated as of June 1, 1999 (incorporated by reference to Exhibit 10.2 to Anteon International Corporation's Amendment No. 1 to Form S-1 Registration statement filed on February 5, 2002 (Commission File No. 333-75884)).

10.24 Retention Agreement (incorporated by reference to Exhibit 10.22 to Anteon International Corporation's Amendment No. 1 to Form S-1 Registration Statement filed on February 5, 2002 (Commission File No. 333-75884)).

21.1      Subsidiaries of the Registrant.

23.1      Consent of KPMG LLP.

99.1 Certification pursuant to section 906 of the Sarbanes Oxley Act of 2002.

99.2 Certification pursuant to section 906 of the Sarbanes Oxley Act of 2002.