Form 10-Q
period 2003-05-01
ANTEON INTERNATIONAL CORP
filed 2003-05-01
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on May 1, 2003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of the close of business on April 28, 2003, there were 34,610,998 outstanding shares of the registrant's common stock, par value $.01 per share.



                                    CONTENTS

                                                                                                   PAGE

PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  MARCH 31, 2003 AND DECEMBER 31, 2002                                              1

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
                  2003 AND 2002                                                                     2

                  UNADITED CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,
                  2003 AND

                  2002                                                                              3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                                              5

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                        14

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       21

       ITEM 4.    CONTROLS AND PROCEDURES

PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                                                22
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                        22
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                  22
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                 22
       ITEM 5.    OTHER INFORMATION                                                                22
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                 22


















                                                    PART I. FINANCIAL INFORMATION

                                    ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                      (A Delaware Corporation)

                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (in thousands, except share data)

                                                                                      March 31, 2003         December 31,
                                                                                        (Unaudited)              2002
                                                                                     ------------------     ----------------
ASSETS

Current assets:

     Cash and cash equivalents                                                          $      9,408          $    4,266
     Accounts receivable, net                                                                186,703              189,059
     Prepaid expenses and other current assets                                                11,262               15,071
                                                                                     ------------------    -----------------

Total current assets                                                                         207,373              208,396

Property and equipment, net                                                                    9,751                9,992
Goodwill, net                                                                                138,619              138,619
Intangible and other assets, net                                                               6,917                7,685
                                                                                     ------------------    -----------------
Total assets                                                                            $    362,660          $   364,692
                                                                                     ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Term loan, current portion                                                         $      3,798          $     3,798
     Subordinated notes payable, current portion                                               2,500                2,500
     Accounts payable                                                                         47,937               47,630
     Accrued expenses                                                                         50,974               57,603
     Income tax payable                                                                       12,187                7,738
     Other current liabilities                                                                   684                  806
     Deferred tax liability                                                                    1,692                2,230
     Deferred revenue                                                                          5,234                5,701
                                                                                     ------------------    -----------------

Total current liabilities                                                                    125,006              128,006

Term loan, less current portion                                                               16,454               17,403
Revolving facility                                                                                --                7,000
Senior subordinated notes payable, less current portion                                       75,000               75,000
Noncurrent deferred tax liabilities, net                                                       7,238                7,808
Other long term liabilities                                                                      400                  490
                                                                                     ------------------    -----------------
Total liabilities                                                                            224,098              235,707

Minority interest in subsidiaries                                                                168                  156

Stockholders' equity:

     Preferred stock, $.01 par value; 15,000,000 shares authorized, none issued
        and outstanding as of March 31, 2003 and  December 31, 2002                               --                   --
     Common stock, $.01 par value; 175,000,000 shares authorized, 34,539,559 and 34,419,049 shares issued and outstanding as of March 31, 2003 and
        December 31, 2002, respectively.                                                         345                  344
     Stock subscription receivable                                                              (12)                 (12)
     Additional paid-in capital                                                              107,308              106,849
     Accumulated other comprehensive loss                                                      (479)                (509)
     Retained earnings                                                                        31,232               22,157
                                                                                     ------------------    -----------------
Total stockholders' equity                                                                   138,394              128,829
                                                                                     ------------------    -----------------
Total liabilities and stockholders' equity                                              $    362,660          $   364,692
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



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (in thousands, except share and per share data)

                                                                                  For the three months ended
                                                                                          March 31,
                                                                         ---------------------------------------------

                                                                                  2003                    2002
                                                                            ------------------      ------------------

           Revenues                                                       $         228,591       $         192,629
           Costs of revenues                                                        197,176                 167,020
                                                                            ------------------      ------------------
                Gross profit                                                         31,415                  25,609
                                                                            ------------------      ------------------
           Operating expenses:

                General and administrative expenses                                  12,972                  10,615
                Amortization of intangible assets                                       477                     477
                                                                            ------------------      ------------------
                    Total operating expenses                                         13,449                  11,092
                                                                            ------------------      ------------------
                    Operating income                                                 17,966                  14,517

           Other income                                                                  --                       6
           Interest expense, net of interest income of $71 and $43,
           respectively                                                               3,191                   7,734
           Minority interest in earnings of subsidiaries                               (12)                     (9)
                                                                            ------------------      ------------------

           Income before provision for income taxes                                  14,763                   6,780
           Provision for income taxes                                                 5,688                   2,646
                                                                            ------------------      ------------------
           Net income                                                     $           9,075       $           4,134
                                                                            ==================      ==================

           Basic earnings per common share:                              $             0.26       $            0.16
                                                                            ==================      ==================
           Basic weighted average shares outstanding                             34,459,738              26,127,101

           Diluted earnings per common share:                            $             0.25       $            0.14
                                                                            ==================      ==================
           Diluted weighted average shares outstanding                           36,629,971              28,548,329

See accompanying notes to unaudited condensed consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (in thousands)

                                                                                          For the three months ended March 31,
                                                                                  --------------------------------------------------
                                                                                             2003                       2002
                                                                                     ----------------------     --------------------
OPERATING ACTIVITIES:
      Net income                                                                   $            9,075          $            4,134
      Adjustments to reconcile net income to net cash provided by (used for)
      operating activities:
         Interest rate swap termination                                                            --                     (1,903)
         Depreciation and amortization of property and equipment                                  892                       1,215
         Amortization of intangible assets                                                        477                         477
         Amortization of deferred financing fees                                                  348                         635
         Loss on disposals of property and equipment                                                1                           2
         Deferred income taxes                                                                (1,156)                       1,572
         Minority interest in earnings of subsidiaries                                             12                           9
         Changes in assets and liabilities                                                      3,712                    (17,148)
                                                                                      ----------------            ----------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:                                          13,361                    (11,007)
                                                                                      ----------------            ----------------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                         (653)                       (844)
                                                                                      ----------------            ----------------
FINANCING ACTIVITIES:
      Principal payments on bank and other notes payable                                         (12)                        (11)
      Deferred financing fees and credit facility amendment fee                                  (64)                       (604)
      Principal payments on term loan                                                           (950)                    (23,004)
      Proceeds from revolving facility                                                        152,100                     240,600
      Principal payments on revolving facility                                              (159,100)                   (253,500)
      Proceeds from issuance of common stock, net of expenses                                     460                      77,673
      Principal payments on subordinated notes payable to stockholders                             --                     (7,499)
      Payment of subordinated notes payable-related party                                          --                     (4,369)
                                                                                      ----------------            ----------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                          (7,566)                      29,286
                                                                                      ----------------            ----------------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                                 5,142                      17,435
      Cash and cash equivalents, beginning of period                                            4,266                       1,930
                                                                                      ----------------            ----------------

      Cash and cash equivalents, end of period                                     $            9,408          $           19,365
                                                                                      ================            ================

Supplemental disclosure of cash flow information (in thousands):

      Interest paid                                                                $              914          $            5,802
                                                                                      ================            ================
      Income taxes paid                                                            $            2,396          $              262
                                                                                      ================            ================

See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                            (A Delaware Corporation)

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosure of non-cash investing and financing activities:

              In March 2002, in connection with the Company's initial public offering ("IPO") of shares of its common stock, a $22.5 million principal amount subordinated convertible promissory note held by Azimuth Tech. II LLC, now one of the Company's principal stockholders, was converted, pursuant to its terms, into 4,629,232 shares of the Company's common stock at a conversion price of $4.86 per share.

              In March 2002, the Company exchanged approximately 90,060 shares held by minority interest holders in Anteon International Corporation, a Virginia corporation, at December 31, 2001 into 180,120 shares of the Company's common stock.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three months ended March 31, 2003 may not be indicative of the results of operations for the year ending December 31, 2003, or any future period. This financial information should be read in conjunction with the Company's December 31, 2002 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on March 11, 2003 (Commission File Number: 001-31258).

(2)      Organization and Business

     Anteon International Corporation, a Delaware Corporation, or "Anteon" or the "Company," and its subsidiaries provide professional information technology, systems and software development, high technology research and systems integration services primarily to the U.S. government and its agencies. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination at the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

(3)      Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, or "APB No. 25," Accounting for Stock Issued to Employees. The Company has an employee stock option plan. Compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option at the date of grant. The Company discloses the pro forma effect on net income (loss) as if the fair value based method of accounting as defined in Financial Accounting Standards No. 123, or "SFAS No. 123," Accounting for Stock-based Compensation had been applied.

     The following table illustrates the effect on net income and earnings per share for the quarters ended March 31, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                                      2003             2002
                                                                                   ------------     -----------
                                                                             (in thousands, except per share data)

                  Net Income, as reported                                          $    9,075       $   4,134
                  Add:  stock-based compensation recorded                                  --              --
                  Deduct: total stock-based compensation expense
                  determined under the fair value method, net of tax                      585             323
                                                                                   ------------     -----------
                  Pro forma net income                                             $    8,490       $   3,811

                  Earnings Per Share:

                  Basic-as reported                                                $     0.26       $    0.16
                                                                                   ============     ===========
                  Basic-Pro forma                                                  $     0.25       $    0.15
                                                                                   ============     ===========
                  Diluted-as reported                                              $     0.25       $    0.14
                                                                                   ============     ===========
                   Diluted-Pro forma                                                $     0.23       $    0.13
                                                                                   ============     ===========

(4)      Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was approximately $9.1 million and $5.4 million, respectively. Other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 includes foreign currency translation losses of $32,000 and $32,000, respectively, and increases in the fair value of interest rate swaps of $62,000 and $600,000, net of tax. For the quarter ended March 31, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the quarter ended March 31, 2002 includes losses of $1.9 million associated with these cancellations. Prior to cancellation, losses associated with these interest rate swap agreements were recorded as a component of accumulated other comprehensive loss.

(5)      Computation of Earnings Per Share

                                                                                Three months ended
                                                                                  March 31, 2003

                                                  --------------------------------------------------------------------------------

                                                           Income             Weighted average shares           Per Share
                                                         (Numerator)                (Denominator)                 Amount
                                                         --------------     -----------------------------    --------------------
                                                                  (in thousands,except share and per share data)

    Basic earnings per share:
    Net income                                           $     9,075                 34,459,738                $      0.26
                                                         ===========                                           ===========
    Dilutive earnings per share
    Stock options                                                 --                  2,170,233                         --
    Diluted earnings per share:
    Net income                                           $     9,075                 36,629,971                $      0.25
                                                         ===========                                           ===========




                                                                                Three months ended
                                                                                  March 31, 2002

                                                  --------------------------------------------------------------------------------

                                                           Income             Weighted average shares           Per Share
                                                         (Numerator)              (Denominator)                   Amount
                                                         --------------     -----------------------------    --------------------
                                                                  (in thousands,except share and per share data)

    Basic earnings per share:
    Net income                                           $     4,134                 26,127,101                $      0.16
                                                         ===========                                           ===========
    Dilutive earnings per share
    Stock options                                                 --                  2,421,228                         --
    Diluted earnings per share:
    Net income                                           $     4,134                 28,548,329                $      0.14
                                                         ===========                                           ===========



(6)      Domestic Subsidiaries Summarized Financial Information

         Under the terms of the 12% senior subordinated notes due 2009, or "12% Notes," and the Company's Credit Facility, the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the 12% Notes and the Company's Credit Facility. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's Non-Guarantor Subsidiaries and for the Company.

                                                                      For the three months ended March 31, 2003

                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------


                                                                                                                      Consolidated
Unaudited Condensed Consolidated                    Anteon                                                               Anteon
Balance Sheets                                   International       Guarantor    Non-Guarantor       Elimination     International
                                                  Corporation       Subsidiaries   Subsidiaries         Entries        Corporation
                                                  -----------       ------------   ------------         -------        -----------
                                                                                  (in thousands)

Cash and cash equivalents                      $         (17)      $       8,666    $       759    $          --     $      9,408
Accounts receivable, net                                --               185,290          1,413               --          186,703
Other current assets                                    1,240              9,358            664               --           11,262
Property and equipment, net                             2,557              7,070            124               --            9,751
Due from Parent                                      (20,452)             20,981          (529)               --               --
Investment in and advances to subsidiaries             23,898            (6,630)             --         (17,268)               --
Goodwill, net                                          94,946             43,673             --               --          138,619
Intangible and other assets, net                       65,122              1,597            198         (60,000)            6,917
                                               --------------      -------------  -------------    -------------     ------------

Total assets                                   $      167,294      $     270,005    $     2,629    $    (77,268)     $    362,660
                                               ==============      =============  =============    =============     ============


Indebtedness                                   $       97,752      $      60,000    $        --    $    (60,000)     $     97,752
Accounts payable                                          300             46,509          1,128               --           47,937
Accrued expenses and other current
  liabilities                                           3,689             61,408            440               --           65,537
Deferred revenue                                           --              5,049            185               --            5,234
Other long-term liabilities                                --              7,498            140               --            7,638
                                               --------------      -------------  -------------    -------------     ------------

Total liabilities                                     101,741            180,464          1,893         (60,000)          224,098

Minority interest in subsidiaries                          --                 --            168               --              168
Total stockholders' equity                             65,553             89,541            568         (17,268)          138,394
                                               --------------      -------------  -------------    -------------     ------------

Total liabilities and stockholders' equity     $      167,294      $     270,005    $     2,629    $    (77,268)     $    362,660
                                               ==============      =============  =============    =============     ============



                                                                      For the three months ended March 31, 2003

                                               ------------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------------
                                                                    Consolidated
Unaudited Condensed Consolidated                    Anteon                                                               Anteon
Statements of Operations                         International       Guarantor    Non-Guarantor       Elimination     International
                                                  Corporation       Subsidiaries   Subsidiaries         Entries        Corporation
                                                  -----------       ------------   ------------         -------        -----------
                                                                                   (in thousands)

Revenues                                       $        --     $     226,622     $         2,043      $      (74)    $    228,591
Costs of revenues                                        4           195,482               1,764             (74)         197,176
                                               ------------    --------------    ----------------     ------------   -------------

  Gross profit                                         (4)            31,140                 279               --          31,415
Total operating expenses                               780            19,849                 196          (7,376)          13,449
                                               ------------    --------------    ----------------     ------------   -------------

Operating income                                     (784)            11,291                  83            7,376          17,966
Other income                                         2,354             5,022                  --          (7,376)              --
Interest expense (income), net                       1,247             1,948                 (4)               --           3,191
Minority interest in earnings of                        --                --                (12)               --            (12)
  subsidiaries

                                               ------------    --------------    ----------------     ------------   -------------

Income before provision for income taxes               323            14,365                  75               --          14,763
Provision for income taxes                           (782)             6,443                  27               --           5,688
                                               ------------    --------------    ----------------     ------------   -------------

Net income                                     $     1,105     $       7,922     $            48      $       --     $      9,075
                                               ============    ==============    ================     ============   =============




                                                                            For the three months ended March 31, 2003

                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------
Unaudited Condensed Consolidated Statements of Cash                                                                   Consolidated
Flows                                                          Anteon                                                    Anteon
                                                            International      Guarantor          Non-Guarantor       International
                                                             Corporation       Subsidiaries       Subsidiaries        Corporation
                                                          ----------------   ----------------   -----------------    --------------
                                                                             (in thousands)

Net income                                                 $      1,105      $      7,922        $        48        $    9,075
 Adjustments to reconcile in net income to net cash
provided by (used for) operating activities
  Depreciation and amortization of property and
     equipment                                                      208               674                 10               892
  Amortization of intangible assets                                 422                55                 --               477
  Amortization of deferred financing fees                           318                30                 --               348
  Loss on disposals of property and equipment                        --                 1                 --                 1
  Deferred income taxes                                              --           (1,156)                 --           (1,156)
  Minority interest in earnings of subsidiaries                      --                --                 12                12
  Changes in assets and liabilities                             (1,162)             4,797                 77             3,712
                                                           ------------      ------------        -----------       -----------
  Net cash provided by operating activities                         891            12,323                147            13,361
                                                           ------------      ------------        -----------       -----------
Cash flows from investing activities:

  Purchases of property and equipment                             (401)             (240)               (12)             (653)
                                                           ------------      ------------        -----------       -----------
Cash flow from financing activities:
  Principal payments on bank and other notes payable                 --              (12)                 --              (12)
  Deferred financing fees                                            --              (64)                 --              (64)
  Principal payments on term loan                                 (950)                --                 --             (950)
  Proceeds from revolving facility                                   --           152,100                 --           152,100
  Principal payments on revolving facility                           --         (159,100)                 --         (159,100)
  Proceeds from issuance of common stock, net of
      expenses                                                      460                --                 --               460
                                                           ------------      ------------        -----------       -----------
  Net cash used for financing activities                          (490)           (7,076)                 --           (7,566)
                                                                             ------------                          -----------
                                                           -------------                         --------------
Net increase in cash and cash equivalents                            --             5,007                135             5,142
Cash and cash equivalents, beginning of period                     (17)             3,659                624             4,266
                                                                             ------------        -----------       -----------
                                                           -------------
Cash and cash equivalents, end of period                   $       (17)      $      8,666        $       759        $    9,408
                                                           ============      ============        ===========       ===========




                                                                       For the three months ended March 31, 2002

                                                -----------------------------------------------------------------------------------
                                                -----------------------------------------------------------------------------------

                                                                                                                     Consolidated
Unaudited Condensed Consolidated                   Anteon                                                                Anteon
Statements of Operations                        International       Guarantor      Non-Guarantor    Elimination      International
                                                 Corporation      Subsidiaries    Subsidiaries        Entries         Corporation
                                                ---------------   --------------  ---------------  ---------------  ---------------
                                                                                     (in thousands)

Revenues                                      $          --       $   193,485       $      1,764    $   (2,620)     $       192,629
Costs of revenues                                        --           168,030              1,610        (2,620)             167,020
                                                -----------        ----------         ----------      ----------      -------------

  Gross profit                                           --            25,455                154             --              25,609
Total operating expenses                               (542)           11,542                 92             --              11,092
                                                -----------        ----------         ----------      ----------      -------------

Operating income                                        542            13,913                 62             --              14,517
Other income                                              8               (2)                 --                                  6
Interest expense (income), net                        6,909               829                (4)             --               7,734
Minority interest in earnings of subsidiaries            --                --                (9)             --                 (9)
                                                -----------        ----------         ----------      ----------      -------------

Income (loss) before provision for income
  taxes                                             (6,359)            13,082                 57             --               6,780
Provision (benefit) for income taxes                (2,294)             4,920                 20             --               2,646
                                                -----------        ----------         ----------      ----------      -------------

Net income (loss)                             $     (4,065)       $     8,162       $         37    $        --     $         4,134
                                                ===========        ==========         ==========      ===========     =============




                                                                          For the three months ended March 31, 2002

                                                         --------------------------------------------------------------------------
                                                         --------------------------------------------------------------------------
Unaudited Condensed Consolidated Statements of Cash                                                                   Consolidated
Flows                                                         Anteon                                                     Anteon
                                                          International       Guarantor          Non-Guarantor       International
                                                           Corporation       Subsidiaries        Subsidiaries         Corporation
                                                        -----------------  ----------------  -------------------   ---------------
                                                                                       (in thousands)

Net income (loss)                                        $      (4,065)       $      8,162      $         37        $       4,134
Adjustments to reconcile change in net income (loss)
  to net cash provided by (used for) operating
  activities:

  Interest rate swap termination                                (1,903)                 --                 -              (1,903)
  Depreciation and amortization of property and
     equipment                                                      211                994                10                1,215
  Amortization of intangible assets                                 422                 55                 -                  477
  Amortization of deferred financing fees                           635                 --                 -                  635
  Loss on disposals of property and equipment                        --                  2                 -                    2
  Deferred income taxes                                           2,528              (965)                 9                1,572
  Minority interest in earnings of subsidiaries                       9                 --                --                    9
  Changes in assets and liabilities                            (15,214)            (2,515)               581             (17,148)
                                                           ------------         ----------        ----------         ------------
  Net cash provided by (used for) operating activities         (17,377)              5,733               637             (11,007)
                                                           ------------         ----------        ----------         ------------
Cash flows from investing activities:

  Purchases of property and equipment                                --              (839)               (5)                (844)
                                                           ------------         ----------        ----------         ------------
Cash flow from financing activities:
  Principal payments on bank and other notes payable                 --               (11)                --                 (11)
  Payment of credit facility amendment fee                        (604)                 --                --                (604)
  Principal payments on term loan                              (23,004)                 --                --             (23,004)
  Proceeds from revolving facility                              240,600                 --                --              240,600
  Principal payments on revolving facility                    (253,500)                 --                --            (253,500)
  Proceeds from issuance of common stock, net of
      expenses                                                   77,673                 --                --               77,673
  Principal payments on subordinated notes payable
     to stockholders                                            (7,499)                 --                --              (7,499)
  Payment of subordinated notes payable-related
     party                                                      (4,369)                 --                --              (4,369)
                                                           ------------         ----------        ----------         ------------
  Net cash provided by (used for) financing activities           29,297               (11)                --               29,286
                                                           ------------         ----------        ----------         ------------
Net increase in cash and cash equivalents                        11,920              4,883               632               17,435
Cash and cash equivalents, beginning of period                    3,348            (1,668)               250                1,930
                                                           ------------         ----------        ----------         ------------
Cash and cash equivalents, end of period                 $       15,268       $      3,215      $        882        $      19,365
                                                           ============         ==========        ==========         ============

(7)      Segment Information

     Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services and have a similar customer base. Accordingly, the Company's contracting segment aggregates the operations of the Company's strategic business units.

(8)      Interest Rate Swap Agreements

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

     Over the next twelve months, approximately $97,000 of losses related to the interest rate swaps are expected to be reclassified into remaining interest expense as a yield adjustment of the hedged debt obligation. As of March 31, 2003, the fair value of the Company's interest swap agreements, with a notional value of $15.0 million, resulted in a net liability of approximately $653,000, which has been included in other current liabilities.

(9)      Legal Proceedings

     The Company is involved in various legal proceedings in the ordinary course of business. On March 8, 2002, the Company received a letter from one of its principal competitors, which is the parent company of one of its subcontractors, claiming that it had repudiated its obligation under a subcontract with the subcontractor. The letter also alleged that the Company was soliciting employees of the subcontractor in violation of the subcontract and stated that the subcontractor would seek arbitration, injunctive relief and other available remedies. The subcontractor filed a demand for arbitration to which the Company filed an answer and counter demand.

     The arbitration hearing concluded on September 16, 2002. On December 18, 2002, the arbitrator issued a decision requiring the Company to continue to issue task orders to the subcontractor under the subcontract for so long as its customer continues to issue task orders to the Company for these services and enjoining the Company from interviewing, offering employment to, hiring or otherwise soliciting employees of the subcontractor who work on this particular project. The arbitrator's decision also denied the subcontractor's claim for monetary damages and the Company's counter-demand. The Company subsequently filed an action to vacate or modify that portion of the arbitrator's decision enjoining it from hiring certain subcontractor employees under any circumstances, since the prohibition conflicts with the parties' contractual obligations as provided in the non-solicitation clause of the parties' subcontract, and imposes additional obligations solely on the Company and to which the parties never agreed. The subcontractor has filed an action to confirm the arbitration award. On February 21, 2003, the court heard oral argument on the parties' respective motions and a decision is pending.

     The Company cannot predict the ultimate outcome of these matters, but does not believe that they will have a material impact on its financial position or results of operations.

(10)     New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board issued Statement 145, or "SFAS No. 145," Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement 13, and Technical Corrections. SFAS No. 145 addresses the reporting of gains and losses from extinguishment of debt and rescinds FASB Statements 4 and 64. Under the new standard, only gains and losses from extinguishments meeting the criteria of Accounting Principles Board Opinion No. 30 would be classified as extraordinary items. Thus, gains or losses arising from extinguishments of debt that are part of the Company's recurring operations would not be reported as extraordinary items. Upon adoption, previously reported extraordinary gains or losses not meeting the requirements for classification as such in accordance with Accounting Principles Board Opinion No. 30 would be required to be reclassified for all periods presented. The Company adopted SFAS No. 145 as of January 1, 2003, and as a result, the Company reclassified approximately $304,000 ($185,000 net of tax) of losses previously recorded as extraordinary for the three months ended March 31, 2002 to interest expense.

     In December 2002, EITF issued Issue 00-21, or "EITF 00-21," Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of EITF 00-21 for the Company will be July 1, 2003. The Company does not believe that the adoption of EITF 00-21 will have a significant impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, or "Interpretation no. 45," Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of Interpretation No. 45 were effective as of the fourth quarter of 2002. Interpretation No. 45 also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of the fair value provisions of Interpretation No. 45 did not have an impact on the Company's consolidated financial statements as there were no guarantees or modifications of guarantees for the three months ended March 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46, or "Interpretation No. 46," Consolidation of Variable Interest Entities. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity, or "VIE," established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for Interpretation No. 46 will be July 1, 2003. The Company does not believe that it has any interests qualifying as VIE's as of March 31, 2003. As a result, Interpretation No. 46 will not have an impact on its consolidated financial statements.

(11)      Subsequent Event

     On April 22, 2003, the Company signed a definitive agreement to acquire all of the outstanding stock of Information Spectrum, Inc., or "ISI," a provider of critical defense and homeland security solutions based in Annandale, Virginia, for a total cash purchase price of $90.7 million. The Company intends to fund the purchase of ISI using the existing revolving loan portion of its Credit Facility. ISI will not have any outstanding indebtedness at closing. The transaction will be accounted for under the purchase method of accounting. ISI is a privately held company and provides services in the areas of credential card technologies, military logistics and training systems.

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

     We currently serve over 800 U.S federal government clients, as well as state and foreign governments. For the quarter ended March 31, 2003, we estimate that approximately 89% of our revenue was from contracts where we were the lead, or "prime" contractor. We provide our services under long-term contracts that have a weighted average term of eight years. We have obtained ISO 9001 registration for our quality management systems at key facilities and have achieved Software Engineering Institute (SEI) Level 3 certification for our software development facility's processes. Our contract base is diversified among government agencies. No single award contract or task order accounted for more than 6.5% of revenues for the quarter ended March 31, 2003.

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

Revenue Recognition

     During the quarter ended March 31, 2003, we estimate that approximately 99% of our revenues were derived from services and approximately 1% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method).

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

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 38% time and materials, 33% cost-plus and 29% fixed price (a substantial majority of which were firm fixed price level of effort) during the quarter ended March 31, 2003. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

     We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion, issues may arise, which could lead to accounts receivable not being fully collected.

Costs of Revenues

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions, certain general and administrative expenses. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to manage our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies.

Goodwill Impairment

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $138.6 million at March 31, 2003 and December 31, 2002. For acquisitions completed prior to July 1, 2001, and until the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the amortization period was dependent on the nature of the operations acquired. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather test our goodwill for impairment at least annually using a fair value approach.

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

     As of September 30, 2002, we performed our annual goodwill impairment analysis required under SFAS No. 142. We applied the same methodology described above in performing our annual impairment test and we noted there was no indication of goodwill impairment for any reporting unit. We will perform our annual impairment test as of September 30, each year unless circumstances indicate that an impairment test should be performed sooner. If we are required to record an impairment charge in the future, it would have an adverse non-cash impact on our results of operations. As of and for the quarter ended March 31, 2003, there were no events or circumstances that occurred which lead us to believe that an interim impairment evaluation was required.

Long-Lived Assets and Identifiable Intangible Asset Impairment

     The carrying amount of long-lived assets and identifiable intangible assets was approximately $12.0 million and $12.7 million at March 31, 2003 and December 31, 2002, respectively. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. None of these events occurred for the quarter ended March 31, 2003. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability.

     In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on the ability to maintain our customers and the continued funding of our contracts and tasks by the government. Over the past four years, we have been able to win nearly all of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions, which have generally resulted in either maintaining or improving margins on our contracts and tasks. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

Business Combinations

     We apply the provisions of SFAS No. 141, Business Combinations, whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves significant estimates and management judgment that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. Costs incurred related to successful business combinations are capitalized as costs of business combinations, while costs incurred by us for unsuccessful or terminated acquisition opportunities are expensed when we determine that such opportunities will no longer be pursued. Costs incurred related to anticipated business combinations are deferred. During the quarter ended March 31, 2003, we did not engage in any business combinations. However, on April 22, 2003, we signed a definitive agreement to purchase all of the stock of ISI (see Note 11 to the accompanying Unaudited Condensed Consolidated Financial Statements). We anticipate that this business combination will be recorded during the quarter ended June 30, 2003.

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

     Amortization expenses relate to intangible assets from our acquisitions. These intangible assets represent contract backlog acquired as part of our acquisitions of Analysis & Technology, Inc., Sherikon, Inc., and the training division of SIGCOM, Inc.

     Interest expense is primarily for our 12% Notes, our term loan and revolving credit facility, our subordinated debt and subordinated convertible promissory notes held by our stockholders prior to their repayment or conversion in connection with our IPO, and other miscellaneous interest costs.

     Other income is from non-core business items such as gains on the sales and closures of businesses and investments.

Backlog/ESTIMATED CONTRACT VALUE

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that we manage costs effectively, making us competitive on price. Historically, we believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted. We have increased our total estimated contract value by $230 million, from December 31, 2002, to $4.5 billion at March 31, 2003, of which $502 million was funded backlog as of March 31, 2003. Our total estimated contract value represents the aggregate estimated contract revenue to be earned by us at a given time over the remaining life of our contracts. When more than one company is awarded a contract for a given work requirement, we include in total estimated contract value only our estimate of the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated contract value is not funded backlog. Our estimated contract value is based on our experience under contracts and we believe our estimates to be reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations. In addition, we are periodically asked to work at-risk on projects. At-risk means that the customer has asked us to work, or to continue working, on a project even though there are no funds appropriated and released for payment. In most cases, the government is in the process of funding the contract or tasks and makes the request to avoid disruptions to the project. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                                                For the Three Months Ended March 31,

                                                                              2003                               2002
                                                                  ----------------------------        ------------------------------
                                                                                          ($ in thousands)
Revenues                                                         $       228,592         100.0%      $      192,629         100.0%
Costs of revenues                                                        197,177          86.2              167,020          86.7
                                                               -----------------   -----------     ----------------   ------------
   Gross profit                                                           31,415          13.7               25,609           13.3
                                                               -----------------   -----------     ----------------   ------------
Operating expenses:

     General and administrative expenses                                  12,972           5.7               10,615            5.5
     Amortization of intangible assets                                       477           0.2                  477            0.3
                                                               -----------------   -----------     ----------------   ------------
Total operating expenses                                                  13,449           5.9               11,092            5.8
                                                               -----------------   -----------     ----------------   ------------
Operating income                                                          17,966           7.9               14,517            7.5
Interest expense, net                                                      3,191           1.4                7,734            4.0
Minority interest in earnings of subsidiaries                               (12)            --                  (9)             --
Other income, net                                                             --            --                    6             --
                                                               -----------------   -----------     ----------------   ------------
Income before income taxes                                                14,763           6.4                6,780            3.5
Provision for income taxes                                                 5,688           2.5                2,646            1.4
                                                               -----------------   -----------     ----------------   ------------
Net income                                                       $         9,075           3.9%      $        4,134            2.1%
                                                               =================   ===========     ================   ==============

REVENUES

     For the quarter ended March 31, 2003, revenues increased to $228.5 million, or 18.6%, from $192.6 million for the quarter ended March 31, 2002. The increase in revenues was attributable to internal growth. The growth in revenue was primarily driven by our Secretary of the Air Force Technical and Analytical Support contract, expansion of our Battlefield Information Collection Exploitation Systems contract, our contracts with the U.S. Army for military operations on urban terrain, ANSWER and our Professional Engineering Services schedule contract, and growth under our other General Services Administration contracts.

COSTS OF REVENUES

     For the quarter ended March 31, 2003, costs of revenues increased by $30.2 million, or 18.1%, to $197.2 million from $167.0 million, for the quarter ended March 31, 2002. Costs of revenues as a percentage of revenues decreased to 86.2% from 86.7%. The decrease in costs of revenues as a percentage of revenue was due primarily to the corresponding growth in revenues resulting from internal growth. The majority of this growth was due to a $10.6 million increase in direct labor and fringe and a $19.6 million increase in other direct contract costs. For the quarter ended March 31, 2003, gross profit increased $5.8 million, or 22.7%, to $31.4 million from $25.6 million for the quarter ended March 31, 2002, primarily as a result of the corresponding growth in revenues resulting from internal growth. Overhead expenses increased only 2.2%, representing one of the principal drivers of our increased gross profit margin.

GENERAL AND ADMINISTRATIVE EXPENSES

     For the quarter ended March 31, 2003, general and administrative expenses increased $2.4 million, or 22.6%, to $13.0 million from $10.6 million for the quarter ended March 31, 2002. General and administrative expenses for the quarter ended March 31, 2003, as a percentage of revenues, increased to 5.7% from 5.5%. The increase was primarily attributable to the corresponding growth in revenue.

AMORTIZATION

     For the quarter ended March 31, 2003, amortization expenses remained constant at $477,000 from the comparable period in 2002. As a result of the growth in revenues, amortization as a percentage of revenues decreased to 0.2% from 0.3%.

OPERATING INCOME

     For the quarter ended March 31, 2003, operating income increased $3.4 million or 23.4% to $18.0 million from $14.5 million for the quarter ended March 31, 2002. Operating income as a percentage of revenue increased to 7.8% for the quarter ended March 31, 2003 from 7.5% for the same period in fiscal 2002, primarily as a result of the corresponding growth in revenues and gross profit.

INTEREST EXPENSE

     For the quarter ended March 31, 2003, interest expense, net of interest income, decreased $4.5 million, or 58.7% to $3.2 million from $7.7 million for the quarter ended March 31, 2002. For the three months ended March 31, 2003, we reclassified approximately $304,000 of losses previously recorded as extraordinary. The decrease in interest expense was due primarily to fees of $1.9 million related to the termination of $30.0 million of interest rate swap agreements, which occurred in the three months ended March 31, 2002, a decrease in interest rates and to a reduction in our debt.

PROVISION FOR INCOME TAXES

     As a result of our tax planning strategies, our effective tax rate for the quarter ended March 31, 2003 was 38.5% compared with an effective tax rate of 39.0% for the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Quarter Ended March 31, 2003

     We generated $13.4 million in cash from operations for the quarter ended March 31, 2003. By comparison, we used $11.0 million in cash from operations for the quarter ended March 31, 2002. The increase in cash flow from operations was primarily attributable to our net income of $9.1 million and a decrease in contract receivables. Contract receivables decreased $2.4 million for the quarter ended March 31, 2003. Total days sales outstanding decreased from 78 days as of December 31, 2002 to 73 days as of March 31, 2003. Accounts receivable totaled $186.7 million at March 31, 2003 and represented 51.5% of total assets at that date. Accrued expenses decreased $6.9 million for the quarter ended March 31, 2003, reflecting payment under our annual bonus program. For the quarter ended March 31, 2003, net cash used in investing activities was $653,000, which was attributable to purchases of property, plant and equipment. Cash used by financing activities was $7.6 million for the quarter ended March 31, 2003.

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

     The remainder of the net proceeds to us from the IPO, approximately $12.5 million, was temporarily invested in short-term investment grade securities (which were subsequently liquidated) and used to repay amounts outstanding under the revolving portion of our prior credit facility. We also used $2.5 million of the IPO proceeds temporarily to repay debt under the revolving portion of our prior credit facility with the intention of repaying in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc. On October 18, 2002, we asserted an indemnification claim against the former shareholders of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. We are treating this indemnification claim as a set off against the $2.5 million promissory note obligation.

     Our Credit Facility provides for the potential increase to the revolving loan portion of our Credit Facility to a maximum of $200 million, loosens certain restrictions on our ability to incur indebtedness and make investments, and made appropriate revisions to the definition of change in control to reflect the fact that our IPO has occurred. The Credit Facility also permits us to elect from time to time to (i) repurchase certain amounts of our subordinated debt and outstanding common stock from our share of excess cash flow (as defined in the Credit Facility); and (ii) repurchase certain amounts of our subordinated debt from our share of net cash proceeds of issuances of equity securities. In addition, the Credit Facility provides flexibility to raise additional financing to fund future acquisitions.

     Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility. Our Credit Facility expires June 23, 2005. The facility consists of a term loan and a revolving line of credit allowing for aggregate borrowings of up to $145.0 million as of March 31, 2003. Borrowings from the revolving line of credit can be made based upon a borrowing base consisting of a portion of our eligible billed and unbilled receivable balances and our ratio of net debt to EBITDA (as defined in the Credit Facility). The Credit Facility contains affirmative and negative covenants customary for such financings. The Credit
Facility also contains financial covenants customary for such financing, including, but not limited to: maximum ratio of net debt to EBITDA; maximum ratio of senior debt to EBITDA and a limitation on capital expenditures. For the period ended March 31, 2003, we complied with all of the financial covenants. At March 31, 2003, total debt outstanding under our Credit Facility was approximately $20.2 million, consisting of $20.2 million of term loan, and zero outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of March 31, 2003 were $140.3 million. Based on this availability, we intend to fund the purchase of ISI using the existing revolving portion of our Credit Facility. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the term loan. Due to excess cash flows generated during 2001 under our Credit Facility (prior to its amendment), we made an additional principal payment of $10.7 million under the term loan portion of our Credit Facility during the quarter ended March 31, 2002. In addition, borrowings under the Credit Facility mature on June 23, 2005, and we are scheduled to pay quarterly installments of approximately $950,000 under the term portion until the Credit Facility matures on June 23, 2005. As of March 31, 2003, we did not have any capital commitments greater than $1.5 million.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business, and the delays in government funding. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

     We have relatively low capital investment requirements. Capital expenditures were $653,000 and $844,000 for the quarters ended March 31, 2003 and 2002, respectively, primarily for leasehold improvements and office equipment. We use operating leases to fund some of its equipment needs, primarily for personal computers. As of March 31, 2003, we had equipment with an original cost basis of approximately $14.6 million on lease.

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

INFLATION

     We do not believe that inflation has had a material effect on our business in the quarter ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. While the interest rate on the remaining $75 million principal amount of our 12% Notes is fixed at 12%, the interest rate on both the term and revolving portions of our credit facilities is affected by changes in market interest rates. We manage these fluctuations in part through interest rate swaps and by focusing on reducing the amount of outstanding debt through cash flow. In addition, we have implemented a cash flow management plan focusing on billing and collecting receivables to pay down debt.

     On January 29, 2002, we cancelled $30 million of interest swap agreements and recognized losses of $1.9 million of interest expense for the quarter ended March 31, 2002. As of March 31, 2003, the fair value of our interest swap agreements resulted in a net liability of approximately $653,000 and has been included in other current liabilities.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $43,000 and $41,000 for the quarters ended March 31, 2003 and 2002, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based upon their evaluation as of a date within 90 days prior to the date of filing of this quarterly report, that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                  NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A. EXHIBITS

                      99.1  Certification of Joseph M. Kampf
                      99.2  Certification of Carlton B. Crenshaw

                  B. REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANTEON INTERNATIONAL CORPORATION


Date:    May 1, 2003                /s/ Joseph M. Kampf
         ------------------
                                    --------------------------------------
                                    Joseph M. Kampf - President
                                    and Chief Executive Officer



Date:    May 1, 2003                /s/ Carlton B. Crenshaw
         ------------------
                                    -----------------------------------------
                                    Carlton B. Crenshaw - Senior Vice President
                                    and Chief Financial Officer

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

Date: May 1, 2003                    By:  /s/ Joseph M. Kampf
      ---------------------             ----------------------------------------
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

Date: May 1, 2003                    By:  /s/ Carlton B. Crenshaw
      ---------------------             ----------------------------------------
                                          Carlton B. Crenshaw
                                          Senior Vice President and
                                          Chief Financial Officer