Form 10-Q
period 2003-06-30
ANTEON INTERNATIONAL CORP
filed 2003-08-01
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on August 1, 2003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       (Mark One)

                      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                  --------------------------------------------
                                       OR

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

As of the close of business on July 28, 2003, there were 34,910,541 outstanding shares of the registrant's common stock, par value $.01 per share.



CONTENTS

                                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  JUNE 30, 2003 AND DECEMBER 31, 2002                                                   1

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002                             2

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
                  FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
                  2002                                                                                  3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                                                  5

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                            16

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           24

       ITEM 4.    CONTROLS AND PROCEDURES                                                              25


PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                                                    25
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                            25
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                      25
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                     26
       ITEM 5.    OTHER INFORMATION                                                                    26
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                     26












                                        i





                                                    PART I. FINANCIAL INFORMATION

                                    ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)


                                                                                        June 30, 2003         December 31,
                                                                                         (Unaudited)              2002
                                                                                       -----------------     ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $      3,829          $     4,266
     Accounts receivable, net                                                                 212,713              189,059
     Deferred tax asset                                                                           644                   --
     Prepaid expenses and other current assets                                                 14,887               15,071
                                                                                       -----------------    -----------------
Total current assets                                                                          232,073              208,396

Property and equipment, net                                                                    12,952                9,992
Goodwill                                                                                      213,634              138,619
Intangible and other assets, net                                                                9,872                7,685
                                                                                       -----------------    -----------------
Total assets                                                                             $    468,531          $   364,692
                                                                                       =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term loan, current portion                                                          $      3,798          $     3,798
     Subordinated notes payable, current portion                                                2,500                2,500
     Accounts payable                                                                          45,045               47,630
     Accrued expenses                                                                          71,768               57,603
     Income tax payable                                                                         5,044                7,738
     Other current liabilities                                                                    536                  806
     Deferred tax liability                                                                        --                2,230
     Deferred revenue                                                                          12,131                5,701
                                                                                       -----------------    -----------------
Total current liabilities                                                                     140,822              128,006

Term loan, less current portion                                                                15,504               17,403
Revolving facility                                                                             76,400                7,000
Senior subordinated notes payable, less current portion                                        75,000               75,000
Noncurrent deferred tax liabilities, net                                                        8,434                7,808
Other long term liabilities                                                                     1,191                  490
                                                                                       -----------------    -----------------
Total liabilities                                                                             317,351              235,707

Minority interest in subsidiaries                                                                 188                  156

Stockholders' equity:
     Preferred stock, $.01 par value; 15,000,000 shares authorized, none issued
        and outstanding as of June 30, 2003 and  December 31, 2002                                 --                   --
     Common stock, $.01 par value; 175,000,000 shares authorized, 34,814,582 and
        34,419,049 shares issued and outstanding as of June 30, 2003 and
        December 31, 2002, respectively.                                                          348                  344
     Stock subscription receivable                                                               (12)                 (12)
     Additional paid-in capital                                                               109,442              106,849
     Accumulated other comprehensive loss                                                       (327)                (509)
     Retained earnings                                                                         41,541               22,157
                                                                                       -----------------    -----------------
Total stockholders' equity                                                                    150,992              128,829
                                                                                       -----------------    -----------------
Total liabilities and stockholders' equity                                               $    468,531          $   364,692
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




                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except share and per share data)

                                                                   For the three months ended            For the six months ended
                                                                            June 30,                             June 30,
                                                               ----------------------------------  ---------------------------------
                                                                       2003            2002              2003               2002
                                                                  ------------  ---------------      -------------     ------------

   Revenues                                                     $     254,093    $      201,938      $     482,684     $    394,566
   Costs of revenues                                                  218,830           174,674            416,006          341,693
                                                                --------------   --------------      -------------     ------------
        Gross profit                                                   35,263            27,264             66,678           52,873
                                                                --------------   --------------      -------------     ------------
   Operating expenses:
        General and administrative expenses                            14,446            10,766             27,419           21,381
        Amortization of intangible assets                                 563               477              1,040              954
                                                                -------------    --------------      -------------     ------------
            Total operating expenses                                   15,009            11,243             28,459           22,335
                                                                -------------    --------------      -------------     ------------
            Operating income                                           20,254            16,021             38,219           30,538
   Other income                                                            --               354                 --              360
   Interest expense, net of interest income of $71, $36,
   $141 and $79, respectively                                           3,363             7,349              6,553           15,083
   Minority interest in (earnings) losses of subsidiaries                (20)                 1               (32)              (8)
                                                                --------------   --------------      -------------     ------------

   Income before provision for income taxes                             16,871            9,027             31,634           15,807
   Provision for income taxes                                            6,562            3,518             12,250            6,164
                                                                --------------   --------------      -------------     ------------

   Net income                                                   $       10,309   $       5,509       $     19,384      $      9,643
                                                                ==============   ==============      =============     ============

   Basic earnings per common share:                             $         0.30   $        0.16       $        0.56     $       0.32
                                                                ==============   ==============      =============     ============
   Basic weighted average shares outstanding                        34,693,543       33,891,090         34,577,286       30,030,543

   Diluted earnings per common share:                           $         0.28   $         0.15      $        0.53     $       0.30
                                                                ==============   ==============      =============     ============
   Diluted weighted average shares outstanding                      36,729,783       36,554,219         36,680,559       32,573,390

See accompanying notes to unaudited condensed consolidated financial statements.




                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                          For the six months ended June 30,
                                                                                          2003                        2002
                                                                                  ----------------------     -----------------------
OPERATING ACTIVITIES:
      Net income                                                                    $          19,384           $         9,643
      Adjustments  to  reconcile net income to net cash provided (used for) by operating activities:
         Interest rate swap termination                                                            --                   (1,903)
         Depreciation and amortization of property and equipment                                1,828                     2,343
         Amortization of intangible assets                                                      1,040                       954
         Amortization of deferred financing fees                                                  708                     1,844
         Loss on disposals of property and equipment                                                1                        79
         Deferred income taxes                                                                (2,893)                     1,470
         Minority interest in earnings (losses) of subsidiaries                                    32                         8
      Changes in assets and liabilities                                                         3,672                  (16,438)
                                                                                    -----------------           ---------------
NET CASH PROVIDED (USED FOR) BY OPERATING ACTIVITIES                                           23,772                   (2,000)
                                                                                    -----------------           ---------------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                       (1,477)                   (1,286)
      Costs of acquisition, net of cash acquired                                             (91,810)                        --
                                                                                    -----------------           ---------------
NET CASH USED FOR INVESTING ACTIVITIES                                                       (93,287)                   (1,286)
                                                                                    -----------------           ---------------
FINANCING ACTIVITIES:
      Principal payments on notes payable                                                        (25)                      (24)
      Payment of credit facility amendment fee                                                  (249)                     (604)
      Principal payments on term loan                                                         (1,899)                  (23,953)
      Proceeds from revolving credit facility                                                 484,800                   443,500
      Principal payments on revolving credit facility                                       (415,400)                 (454,300)
      Redemption of senior subordinated notes payable                                              --                  (25,000)
      Proceeds from issuance of common stock, net of expenses                                   2,351                    78,945
      Principal payments on subordinated notes payable to stockholders                             --                   (7,499)
      Payment of non-compete agreement                                                          (500)                        --
      Payment of subordinated notes payable-related party                                          --                   (4,369)
                                                                                    -----------------           ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      69,078                     6,696
                                                                                    -----------------           ---------------
CASH AND CASH EQUIVALENTS:
      Net increase (decrease) in cash and cash equivalents                                      (437)                     3,410
      Cash and cash equivalents, beginning of period                                            4,266                     1,930
                                                                                    -----------------           ---------------

      Cash and cash equivalents, end of period                                      $           3,829           $         5,340
                                                                                    =================           ===============

Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                                 $           6,443           $        13,335
                                                                                    =================           ===============
      Income taxes paid, net                                                        $          16,717           $           857
                                                                                    =================           ===============


See accompanying notes to unaudited condensed consolidated financial statements.


                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosure of non-cash investing and financing activities:

     In March 2002, in connection with the Company's initial public offering ("IPO") of shares of its common stock, a $22.5 million principal amount subordinated convertible promissory note of the Company held by Azimuth Tech. II LLC, now one of the Company's principal stockholders, was converted pursuant to its terms into 4,629,232 shares of the Company's common stock at a conversion price of $4.86 per share.

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

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three and six months ended June 30, 2003 may not be indicative of the results of operations for the year ending December 31, 2003, or any future period. This financial information should be read in conjunction with the Company's December 31, 2002 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on March 11, 2003 (Commission File No. 001-31258).

(2)      Organization and Business

     Anteon International Corporation, a Delaware Corporation, or "Anteon" or the "Company," and its subsidiaries provide professional information technology, systems and software development, high technology research and systems integration services primarily to the U.S. government and its agencies. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

(3)      Acquisition of the Information Spectrum, Inc.

     On May 23, 2003, the Company purchased all of the outstanding stock of Information Spectrum, Inc. ("ISI"), a provider of credential card technologies, military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $91.6 million, excluding transactions costs of approximately $665,000. The transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. The identifiable intangible assets consisted of $3.5 million for contracts and related customer relationships and $500,000 for a non-compete agreement. The contracts and related customer relationships were valued based on an independent appraisal and have an expected useful life of approximately 5.3 years. The non-compete value was based on the consideration paid for the agreement and is being amortized straight-line over the three year term of the agreement. Goodwill arising from the transaction is not being amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The total purchase price paid, including transaction costs and other deal related costs, of $92.3 million was preliminarily allocated to the assets acquired and liabilities assumed as follows (in thousands):

                         Accounts receivable                                                    21,400
                         Prepaid and other current assets                                        2,156
                         Property and equipment                                                  3,312
                         Other assets                                                              120
                         Current income tax receivable                                             818
                         Accounts payable and accrued expenses                                (11,187)
                         Deferred income tax, net                                                (547)
                         Deferred revenue                                                      (2,777)
                         Contracts and related customer relationships                            3,500
                         Goodwill                                                               75,015
                         Non-compete agreement                                                     500
                                                                                     -----------------
                              Total consideration                               $               92,310
                                                                                     =================

     Certain of the estimates related to the Company's acquisition of ISI are preliminary as the Company is awaiting the finalization of appraisals and other studies before the identification and valuation of intangible assets can be complete, which is expected in the third quarter of 2003.

(4)      Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, or "APB No. 25," Accounting for Stock Issued to Employees. The Company has an employee stock option plan. Compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option at the date of grant. The Company discloses the pro forma effect on net income (loss) as if the fair value based method of accounting as defined in SFAS No. 123, Accounting for Stock-based Compensation, had been applied.

     The Company accounts for stock options granted to non-employees using the fair value method of accounting as prescribed by SFAS No. 123. Compensation expense related to stock options granted to non-employees is not significant.

     The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                                      Three Months Ended         Three Months
                                                                                         June 30, 2003          Ended June 30,
                                                                                                                     2002
                                                                                      --------------------     ------------------
                                                                                         (in thousands, except per share data)

               Net Income, as reported                                                    $      10,309            $      5,509
               Add:  stock-based compensation recorded                                               --                      --
               Deduct:  total stock-based compensation expense determined
                   under the fair value method, net of tax                                          640                     554
                                                                                      --------------------     ------------------
               Pro forma net income                                                       $       9,669            $      4,955

               Earnings Per Share:
               Basic-as reported                                                          $        0.30            $       0.16
                                                                                      ====================     ==================
               Basic-Pro forma                                                            $        0.28            $       0.15
                                                                                      ====================     ==================
               Diluted-as reported                                                        $        0.28            $       0.15
                                                                                      ====================     ==================
               Diluted-Pro forma                                                          $        0.26            $       0.14
                                                                                      ====================     ==================


                                                                                       Six Months Ended        Six Months Ended
                                                                                         June 30, 2003           June 30, 2002
                                                                                      --------------------     ------------------
                                                                                       (in thousands, except per share data)

               Net Income, as reported                                                    $      19,384            $      9,643
               Add:  stock-based compensation recorded                                               --                      --
               Deduct: total stock-based compensation expense determined
                   under the fair value method, net of tax                                $       1,225            $        877
                                                                                      --------------------     ------------------
               Pro forma net income                                                       $      18,159            $      8,766

               Earnings Per Share:
               Basic-as reported                                                          $        0.56            $       0.32
                                                                                      ====================     ==================
               Basic-Pro forma                                                            $        0.53            $       0.29
                                                                                      ====================     ==================
               Diluted-as reported                                                        $        0.53            $       0.30
                                                                                      ====================     ==================
               Diluted-Pro forma                                                          $        0.50            $       0.27
                                                                                      ====================     ==================


(5)      Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended June 30, 2003 and 2002 was approximately $10.5 million and $5.5 million, respectively. Comprehensive income (loss) for the six months ended June 30, 2003 and 2002 was approximately, $19.6 million and $10.9 million, respectively. Other comprehensive income for the three months ended June 30, 2003 and 2002 includes foreign currency translation income (losses) of approximately $67,000 and $27,000, respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $85,000 and $4,000, net of tax. Comprehensive income
(loss) for the six months ended June 30, 2003 and 2002 includes foreign currency translation gains (losses) of approximately $35,000 and $(6,000), respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $147,000 and $1.3 million, net of tax. For the six months ended June 30, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the six months ended June 30, 2002 includes losses of $1.9 million associated with these cancellations. Prior to cancellation, losses associated with these interest rate swap agreements were recorded as a component of accumulated other comprehensive loss.

(6)      Computation of Earnings Per Share

                                                     For the three months ended
                                                            June 30, 2003

                                           Income          Weighted average shares         Per Share
                                         (Numerator)             (Denominator)              Amount
                                                (in thousands, except share and per share data)

    Basic earnings per share:
    Net income                          $       10,309             34,693,543            $        0.30
                                       ===============                                  ==============
    Stock options                                   --              2,036,240                       --
    Diluted earnings per share:
    Net income                          $       10,309             36,729,783            $        0.28
                                       ===============                                  ==============


                                                     For the three months ended
                                                            June 30, 2002

                                           Income          Weighted average shares         Per Share
                                         (Numerator)            (Denominator)               Amount
                                                (in thousands,except share and per  share data)

    Basic earnings per share:
    Net income                          $        5,509             33,891,090            $        0.16
                                       ===============                                  ==============
    Stock options                                   --             2,663,129                        --
    Diluted earnings per share:
    Net income                          $        5,509             36,554,219            $        0.15
                                       ===============                                  ==============



                                                      For the six months ended
                                                            June 30, 2003

                                           Income          Weighted average shares         Per Share
                                         (Numerator)            (Denominator)               Amount
                                                (in thousands, except share and per share data)

    Basic earnings per share:

    Net income                          $       19,384             34,577,286            $        0.56
                                       ===============                                  ==============
    Stock options                                   --              2,103,273                       --
    Diluted earnings per share:
    Net income                          $       19,384             36,680,559            $        0.53
                                       ===============                                  ==============



                                                      For the six months ended
                                                            June 30, 2002

                                           Income          Weighted average shares         Per Share
                                         (Numerator)            (Denominator)                Amount
                                                (in thousands, except share and per share data)

    Basic earnings per share:
    Net income                          $        9,643            30,030,543             $        0.32
                                       ===============                                  ==============
    Stock options                                   --              2,542,847                       --
    Diluted earnings per share:
    Net income                          $        9,643             32,573,390            $        0.30
                                       ===============                                  ==============


(7)      Domestic Subsidiaries Summarized Financial Information

         Under the terms of the Company's 12% senior subordinated notes due 2009, or "12% Notes," and the Company's Credit Facility, the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the 12% Notes and the Company's Credit Facility. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's non-guarantor subsidiaries and for the Company.




                                                                                    As of June 30, 2003
                                                ------------------------------------------------------------------------------------

                                                                                                                       Consolidated
Unaudited Condensed Consolidated                     Anteon                                                               Anteon
Balance Sheets                                   International      Guarantor     Non-Guarantor       Elimination      International
                                                  Corporation     Subsidiaries     Subsidiaries         Entries         Corporation
                                                  -----------     ------------     ------------       -----------     --------------
                                                                                   (in thousands)
Cash and cash equivalents                     $         (23)        $     651       $     3,201       $        --      $       3,829
Accounts receivable, net                                  --          211,702             1,011                --            212,713
Other current assets                                   1,134           11,912             2,485                --             15,531
Property and equipment, net                            2,350           10,466               136                --             12,952
Due from parent                                    (113,467)          113,660             (193)                --                 --
Investments in and advances to subsidiaries           30,780         (12,130)                --           (18,650)                --
Goodwill, net                                        169,962           43,672                --               --             213,634
Intangible and other assets, net                      75,841            2,031                --           (68,000)             9,872
                                               -------------        ---------      ------------       ------------     -------------

Total assets                                  $      166,577        $ 381,964             6,640       $  (86,650)      $     468,531
                                                ============       ==========       ===========       ============     =============


Indebtedness                                  $       96,802        $ 144,400       $        --       $  (68,000)      $     173,202
Accounts payable                                         555           42,973             1,517                --             45,045
Accrued expenses and other current
  liabilities                                          2,104           74,708               536                --             77,348
Deferred revenue                                          --            9,376             2,755                --             12,131
Other long-term liabilities                               --            8,695               930                --              9,625
                                               -------------        ---------       -----------       ------------     -------------

Total liabilities                                     99,461          280,152             5,738          (68,000)            317,357

Minority interest in subsidiaries                         --               --               188                --                188
Total stockholders' equity (deficit)                  67,116          101,814               714          (18,650)            150,992
                                               -------------        ---------       -----------       ------------     -------------

Total  liabilities and  stockholders'  equity
  (deficit)                                   $     166,577         $ 381,964       $     6,640       $  (86,650)      $     468,531
                                               =============        =========       ===========       ============     =============





                                                                       For the six months ended June 30, 2003
                                               -------------------------------------------------------------------------------------
                                                                                                                       Consolidated
 Unaudited Condensed Consolidated                Anteon                                                                   Anteon
 Statements of Operations                      International       Guarantor       Non-Guarantor     Elimination       International
                                                Corporation       Subsidiaries       Subsidiaries        Entries        Corporation
                                               ---------------   --------------   -----------------  -------------    --------------
                                                                                   (in thousands)

Revenues                                          $       --     $   477,360       $     5,450          $    (126)     $   482,684
Costs of revenues                                         --         411,311             4,821               (126)         416,006
                                                    --------      ----------        ----------           ---------      ----------

Gross profit                                              --          66,049               629                  --          66,678
Total operating expenses                               1,513          41,579               408            (15,041)          28,459
                                                    --------      ----------        ----------           ---------      ----------

Operating income (loss)                              (1,513)          24,470               221              15,041          38,219
Other income (loss)                                    4,797           0,244                --            (15,041)              --
Interest expense (income), net                         2,520           4,040               (7)                  --           6,553
Minority    interest    in   earnings   of
  subsidiaries                                            --              --              (32)                 --             (32)
                                                    --------      ----------        ----------           ---------      ----------

Income before provision for income taxes                 764          30,674               196                  --          31,634
Provision for income taxes                               290          11,890                70                  --          12,250
                                                    --------      ----------        ----------           ---------      ----------

Net income                                        $      474     $    18,784       $       126          $       --     $   19,384
                                                    ========      ==========        ==========           =========     =============





                                                                           For the six months ended June 30, 2003
                                                        ----------------------------------------------------------------------------
Unaudited Condensed  Consolidated  Statements of Cash                                                                Consolidated
Flows                                                        Anteon                                                      Anteon
                                                         International        Guarantor         Non-Guarantor        International
                                                          Corporation        Subsidiaries        Subsidiaries         Corporation
                                                        -----------------  -----------------  -------------------   ----------------
                                                                                       (in thousands)
Operating Activities:
Net income                                               $         474       $     18,784       $         126         $       19,384
Adjustments  to  reconcile  net  income  to net  cash
  provided by (used for) operating activities:
  Depreciation and amortization of property and
     equipment                                                     376              1,420                  32                  1,828
  Amortization of intangible assets                                913                127                  --                  1,040
  Amortization of deferred financing fees                          657                 51                  --                    708
  Loss on disposals of property and equipment                       --                  1                  --                      1
  Deferred income taxes                                             --            (2,893)                  --                (2,893)
  Minority interest in earnings of subsidiaries                     --                 --                  32                     32
  Changes in assets and liabilities                             89,575           (88,335)               2,432                  3,672
                                                         -------------       ------------       -------------         --------------
  Net  cash   provided   by  (used   for)   operating
  activities                                                    91,995           (70,845)               2,622                 23,772
                                                         -------------       ------------       -------------         --------------

Investing activities:
  Purchases of property, equipment and other assets              (362)            (1,070)                (45)                (1,477)
  Costs of acquisition, net of cash acquired                  (92,091)                281                  --               (91,810)
                                                         -------------       ------------       -------------         --------------
  Net cash used for investing activities                      (92,453)              (789)                (45)               (93,287)
                                                         -------------       ------------       -------------         --------------

Financing activities:
  Principal payments on notes payable                               --               (25)                  --                   (25)
  Payment of credit facility amendment fee                          --              (249)                  --                  (249)
  Principal payments on term loan                              (1,899)                 --                  --                (1,899)
  Proceeds from revolving credit facility                           --            484,800                  --                484,800
  Principal payments on revolving credit facility                   --          (415,400)                  --              (415,400)
  Proceeds from issuance of common stock, net of
      expenses                                                   2,351                 --                  --                  2,351
  Payment of non-compete agreement                                  --              (500)                  --                  (500)
                                                         -------------       ------------       -------------         --------------
Net cash provided by financing activities                          452             68,626                  --                 69,078
                                                         -------------       ------------       -------------         --------------

Net increase (decrease) in cash and cash equivalents               (6)            (3,008)               2,577                  (437)
Cash and cash equivalents, beginning of period                    (17)              3,659                 624                  4,266
                                                         -------------       ------------       -------------         --------------
Cash and cash equivalents, end of period                 $        (23)       $        651       $       3,201         $        3,829
                                                         =============       ============       =============         ==============



                                                                       For the six months ended June 30, 2002
                                               -------------------------------------------------------------------------------------
                                                                                                                       Consolidated
 Unaudited Condensed Consolidated                 Anteon                                                                  Anteon
 Statements of Operations                      International         Guarantor       Non-Guarantor     Elimination     International
                                                Corporation       Subsidiaries       Subsidiaries        Entries        Corporation
                                               ---------------    --------------   -----------------   -------------  --------------
                                                                                   (in thousands)

Revenues                                        $        --       $      396,518     $      2,826      $     (4,778)    $    394,566
Costs of revenues                                        20              343,861            2,590            (4,778)         341,693
                                                -----------        -------------     -------------     -------------  --------------

Gross profit (loss)                                    (20)               52,657              236                 --          52,873
Total operating expenses                                994               23,852              184            (2,695)          22,335
                                                -----------        -------------     -------------     -------------  --------------

Operating income (loss)                             (1,014)               28,805               52              2,695          30,538
Other income (loss)                                   2,703                  352               --            (2,695)             360
Interest expense (income), net                       12,724                2,369             (10)                 --          15,083
Minority    interest    in   earnings   of
  subsidiaries                                           --                   --              (8)                 --             (8)
                                                -----------        -------------     -------------     -------------  --------------

Income (loss) before  provision for income
  taxes                                            (11,035)               26,788               54                 --          15,807
Provision for (benefit from)  income taxes          (4,304)               10,445               23                 --           6,164
                                                -----------        -------------     -------------     -------------  --------------

Net income (loss)                               $   (6,731)       $       16,343     $         31      $          --    $      9,643
                                                ===========        =============     =============     =============  ==============



                                                                           For the six months ended June 30, 2002
                                                        ----------------------------------------------------------------------------
Unaudited Condensed  Consolidated  Statements of                                                                     Consolidated
Cash Flows                                                  Anteon                                                      Anteon
                                                         International       Guarantor          Non-Guarantor        International
                                                          Corporation        Subsidiaries        Subsidiaries         Corporation
                                                        -----------------  -----------------  -------------------   ----------------
                                                                                       (in thousands)
Operating Activities:
Net income (loss)                                        $     (6,731)      $       16,343      $         31        $         9,643
Adjustments  to  reconcile  net income  (loss) to net
  cash provided by (used for) operating activities:
  Interest rate swap termination                               (1,903)                  --                  --               (1,903)
  Depreciation and amortization of property and
     equipment                                                     377               1,935                  31                 2,343
  Amortization of intangible assets                                844                 110                  --                   954
  Amortization of deferred financing fees                        1,844                  --                  --                 1,844
  Loss on disposals of property and equipment                       --                  79                  --                    79
  Deferred income taxes                                          2,537             (1,067)                  --                 1,470
  Minority interest in earnings of subsidiaries                     --                  --                   8                     8
  Changes in assets and liabilities                            (6,555)           (10, 531)                 648              (16,438)
                                                         -------------      --------------      --------------       ---------------
  Net cash provided by (used for) operating activities         (9,587)               6,869                 718               (2,000)
                                                         -------------      --------------      --------------       ---------------



Investing activities:
  Purchases of property, equipment and other assets               (24)             (1,226)                (36)               (1,286)
                                                         -------------      --------------      --------------       ---------------
  Net cash used for investing activities                          (24)             (1,226)                (36)               (1,286)
                                                         -------------      --------------      --------------       ---------------

Financing activities:
  Principal payments on notes payable                               --                (24)                  --                  (24)
  Payment of credit facility amendment fee                       (604)                  --                  --                 (604)
  Principal payments on term loan                             (23,953)                  --                  --              (23,953)
  Proceeds from revolving credit facility                      443,500                  --                  --               443,500
  Principal payments on revolving credit facility            (454,300)                  --                  --             (454,300)
  Redemption of senior subordinated notes payable             (25,000)                  --                  --              (25,000)
  Proceeds from issuance of common stock, net of
      expenses                                                  78,945                  --                  --                78,945
  Principal payments on subordinated notes payable
     to stockholders                                           (7,499)                  --                  --               (7,499)
  Payment of subordinated notes payable-related
     party                                                     (4,369)                  --                  --               (4,369)
                                                         -------------      --------------      --------------       ---------------
Net cash provided by (used for) financing activities             6,720                (24)                  --                 6,696
                                                         -------------      --------------      --------------       ---------------

Net increase (decrease) in cash and cash equivalents            (2,891)              5,619                 682                 3,410
Cash and cash equivalents, beginning of period                   3,348             (1,669)                 251                 1,930
                                                         -------------      --------------      --------------       ---------------
Cash and cash equivalents, end of period                 $         457      $        3,950      $          933       $         5,340
                                                         =============      ==============      ==============       ===============


(8)      Segment Information

     Although the Company is organized by strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of all of the Company's strategic business units.

(9)      Interest Rate Swap Agreements

     In the six months ended June 30, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the six months ended June 30, 2002 includes losses of $1.9 million associated with these cancellations.

     As of June 30, 2003, the fair value of the Company's interest swap agreements, with a notional value of $15.0 million, resulted in a net liability of approximately $519,000, which has been included in other current liabilities. Over the next twelve months, approximately $519,000 of losses related to the interest rate swaps are expected to be reclassified into remaining interest expense as a yield adjustment of the hedged debt obligation.

(10)     Legal Proceedings

     The Company is involved in various legal proceedings in the ordinary course of business.

     On December 18, 2002, an arbitrator issued a decision requiring the Company to continue to issue task orders to a subcontractor under a subcontract for so long as the Company's customer continues to issue task orders to the Company for these services. The arbitrator's decision also enjoined the Company from interviewing, offering employment to, hiring or otherwise soliciting employees of the subcontractor who work on this particular project. The arbitrator's decision also denied the subcontractor's claim for monetary damages and the Company's counter-demand. The Company subsequently filed an action to vacate or modify that portion of the arbitrator's decision enjoining it from hiring certain subcontractor employees under any circumstances, since the prohibition extends the scope of the parties' pre-existing contractual obligations. The court vacated the portion of the arbitrator's decision relating to the scope of the injunction and referred the issue back to the arbitrator for further consideration. The Company expects the arbitrator to rule on this matter in the third quarter of 2003.

     The Company cannot predict the ultimate outcome of these matters, but does not believe that they will have a material impact on its financial position or results of operations.

(11)     New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board issued Statement 145, or "SFAS No. 145," Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement 13, and Technical Corrections. SFAS No. 145 addresses the reporting of gains and losses from extinguishment of debt and rescinds FASB Statements 4 and 64. Under the new standard, only gains and losses from extinguishments meeting the criteria of Accounting Principles Board Opinion No. 30 would be classified as extraordinary items. Thus, gains or losses arising from extinguishments of debt that are part of the Company's recurring operations would not be reported as extraordinary items. Upon adoption, previously reported extraordinary gains or losses not meeting the requirements for classification as such in accordance with Accounting Principles Board Opinion No. 30 would be required to be reclassified for all periods presented. The Company adopted SFAS No. 145 as of January 1, 2003, and as a result, the Company reclassified approximately $3.9 million (2.3 million net of tax) and $4.2 million ($2.6 million net of tax) of losses previously recorded as an extraordinary item for the three and six months ended June 30, 2002, respectively, to interest expense.

     In December 2002, the Emerging Issue Task Force, or "EITF", issued a consensus on Issue 00-21, or "EITF 00-21," Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of EITF 00-21 for the Company is July 1, 2003. The Company does not believe that the adoption of EITF 00-21 will have a significant impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, or "Interpretation no. 45," Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of Interpretation No. 45 were effective as of the fourth quarter of 2002. Interpretation No. 45 also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of the fair value provisions of Interpretation No. 45 did not have an impact on the Company's consolidated financial statements as there were no guarantees or modifications of guarantees for the three months and six months ended June 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46, or "Interpretation No. 46," Consolidation of Variable Interest Entities. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity, or "VIE," established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for Interpretation No. 46 is July 1, 2003. The Company does not believe that it has any interests qualifying as VIE's as of June 30, 2003. As a result, Interpretation No. 46 will not have an impact on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or the operating results of the Company.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of SFAS No. 150 are required to be recorded as liabilities (or assets in certain circumstances) which may require reclassification of amounts previously reported in equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption. There was no impact on the Company related to SFAS No. 150 as of June 30, 2003 and the Company is currently assessing the impact of the adoption of this statement on future periods.

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

     We currently serve over 800 U.S federal government clients, as well as state and foreign governments. For the six months ended June 30, 2003, excluding ISI, we estimate that approximately 90% of our revenue was from contracts where we were the lead, or "prime" contractor. We provide our services under long-term contracts that have a weighted average term of eight years. We have obtained ISO 9001 registration for our quality management systems at key facilities and have achieved Software Engineering Institute (SEI) Level 3 certification for our software development facility's processes. Our contract base is well diversified among government agencies. No single award contract or task order accounted for more than 9.1% and 7.8% of revenues for the three and six months ended June 30, 2003, respectively.

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

Revenue Recognition

     For the six months ended June 30, 2003, we estimate that approximately 98% of our revenues were derived from services and approximately 2% from product sales, excluding ISI. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method).

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

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix, excluding ISI, was approximately 40% time and materials, 32% cost-plus and 28% fixed price (a substantial majority of which were firm fixed price level of effort) during the six months ended June 30, 2003. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

     We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion, issues may arise, which could lead to accounts receivable not being fully collected.

Costs of Revenues

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions and certain general and administrative expenses. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to manage our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies.

Goodwill Impairment

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $213.6 and $138.6 million at June 30, 2003 and December 31, 2002, respectively. For the three and six months ended June 30, 2003, approximately $75.0 million of additional goodwill was added from the acquisition of ISI in May 2003. For acquisitions completed prior to July 1, 2001, and until the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the amortization period was dependent on the nature of the operations acquired. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather test our goodwill for impairment at least annually using a fair value approach.

     We completed our transition analysis under SFAS No. 142 as of June 30, 2002 and our annual impairment analysis as of September 30, 2002, noting no indications of impairment for any of our reporting units. As of June 30, 2003, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our planned annual test as of September 30, 2003.

Long-Lived Assets and Identifiable Intangible Asset Impairment

     The carrying amount of long-lived assets and identifiable intangible assets was approximately $18.2 million and $12.7 million at June 30, 2003 and December 31, 2002, respectively. Of the $18.2 million at June 30, 2003, approximately $6.8 million of the assets are related to our acquisition of ISI. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. None of these events occurred for the six months ended June 30, 2003. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability.

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

     On May 23, 2003, we purchased all of the outstanding stock of Information Spectrum, Inc. ("ISI"), a provider of credential card technologies, military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $91.6 million, excluding transaction costs of approximately $665,000. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. The identifiable intangible assets consisted of $3.5 million in contracts and related customer relationships and $500,000 for a non-compete agreement. The contract backlog was valued based on an independent appraisal and has an expected useful life of approximately 5.3 years. The non-compete value was based on the consideration paid for the agreement and is being amortized straight-line over the three year term of the agreement. Goodwill arising from the transaction is not being amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

     The total purchase price paid, including transaction and other deal related costs, of $92.3 million was preliminarily allocated to the assets acquired and liabilities assumed as follows (in thousands):


           Historical net assets of ISI                                    $            13,295
           Goodwill                                                                     75,015
           Non-compete agreement                                                           500
           Contracts and related customer relationships                                  3,500
                                                                           -------------------
           Total consideration                                             $            92,310
                                                                            ==================

     Certain of the estimates related to our acquisition of ISI are preliminary as we are awaiting the finalization of appraisals and other studies before the identification and valuation of intangible assets can be completed, which is expected in the third quarter of 2003.

Statements of Operations

     The following is a description of certain line items from our statement of operations.

     Revenues for the three and six months ended June 30, 2003 include the operations of ISI for the five week period beginning May 23, 2003, the date of the acquisition.

     Costs of revenues include direct labor and fringe costs for program personnel and direct expenses incurred to complete contracts and task orders. Costs of revenues also include depreciation, overhead, and other direct contract costs, which comprise subcontract work, consultant fees, and materials. Overhead consists of indirect costs relating to operational managers, rent/facilities, administration, travel and other expenses.

     General and administrative expenses are primarily for corporate functions such as management, legal, finance and accounting, contracts and administration, human resources, company management information systems and depreciation, and also include other unallowable costs such as marketing, certain legal fees and reserves.

     Amortization expenses relate to intangible assets from our acquisitions. These intangible assets represent contract backlog acquired as part of our acquisitions of Analysis & Technology, Inc., Sherikon, Inc., the training division of SIGCOM, Inc., and ISI. Amortization expenses also include costs associated with a non-compete agreement related to the ISI acquisition.

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

Backlog/ESTIMATED CONTRACT VALUE

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that we manage costs effectively, making us competitive on price. Historically, we believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted. We have increased our total estimated contract value, including ISI, by approximately $884.4 million, from $4.3 billion at December 31, 2002, to $5.2 billion at June 30, 2003, of which $556.6 million was funded backlog as of June 30, 2003. Our total estimated contract value represents the aggregate estimated contract revenue expected to be earned by us at a given time over the remaining life of our contracts. When more than one company is awarded a contract for a given work requirement, we include in total estimated contract value only our estimate of the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated contract value is not funded backlog. Our estimated contract value is based on our experience under contracts and we believe our estimates to be reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations. In addition, we are periodically asked to work at-risk on projects. At-risk means that the customer has asked us to work, or to continue working, on a project even though there are no funds appropriated and released for payment. In most cases, the government is in the process of funding the contract or tasks and makes the request to avoid disruptions to the project. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                                                For the Three Months Ended June 30,
                                                                           2003                             2002
                                                          -----------------------------------------------------------------------
                                                                                         ($ in thousands)
Revenues                                                      $       254,093         100.0%      $    201,938         100.0%
Costs of revenues                                                     218,830          86.1            174,674          86.5
                                                            -----------------   -----------     --------------   -----------
Gross profit                                                           35,263          13.9             27,264          13.5
                                                            -----------------   -----------     --------------   -----------
Operating expenses:
     General and administrative expenses                               14,446           5.7             10,766           5.4
     Amortization of intangible assets                                    563           0.2                477           0.2
                                                            -----------------   -----------     --------------   -----------
Total operating expenses                                               15,009           5.9             11,243           5.6
                                                            -----------------   -----------     --------------   -----------
Operating income                                                       20,254           8.0             16,021           7.9
Other income, net                                                          --                              354           0.2
Interest expense, net                                                   3,363           1.3              7,349           3.6
Minority interest in (earnings) losses of subsidiaries                   (20)            --                  1            --
                                                            -----------------   -----------     --------------   -----------
Income before income taxes                                             16,871           6.7              9,027           4.5
Provision for income taxes                                              6,562           2.6              3,518           1.8
                                                            -----------------   -----------     --------------   -----------
Net income                                                    $        10,309           4.1%      $      5,509           2.7%
                                                            =================   ===========     ==============   ============


                                                                                 For the Six Months Ended June 30,
                                                                              2003                                2002
                                                          -----------------------------------------------------------------------
                                                                                          ($ in thousands)
Revenues                                                      $       482,684         100.0%      $    394,566          100.0%
Costs of revenues                                                     416,006          86.2            341,693           86.6
                                                            -----------------   -----------     --------------   ------------
Gross profit                                                           66,678          13.8             52,873           13.4
                                                            -----------------   -----------     --------------   ------------
Operating expenses:
     General and administrative expenses                               27,419           5.7             21,381            5.4
     Amortization of intangible assets                                  1,040           0.2                954            0.3
                                                            -----------------   -----------     --------------   ------------
Total operating expenses                                               28,459           5.9             22,335            5.7
                                                            -----------------   -----------     --------------   ------------
Operating income                                                       38,219           7.9             30,538            7.7
Other income, net                                                          --                              360            0.2
Interest expense, net                                                   6,553           1.4             15,083            3.9
Minority interest in (earnings) losses of subsidiaries                   (32)            --                (8)             --
                                                            -----------------   -----------     --------------   ------------
Income before income taxes                                             31,634           6.5             15,807            4.0
Provision for income taxes                                             12,250           2.5              6,164            1.6
                                                            -----------------   -----------     --------------   ------------
Net income                                                    $        19,384           4.0%       $     9,643            2.4%
                                                            =================   ===========     ==============   ==============

REVENUES

     For the three months ended June 30, 2003, revenues increased by $52.2 million, or 25.8%, to $254.1 million from $201.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenues increased by $88.1 million, or 22.3%, to $482.7 million from $394.6 million for the six months ended June 30, 2002. The revenues attributable to ISI, which we acquired on May 23, 2003, totaled approximately $11.6 million for the three and six months ended June 30, 2003, indicating organic growth of 20.1% and 19.4% for the three and six months ended June 30, 2003, respectively. The increase in revenue for the three months and six months ended June 30, 2003 was primarily driven by growth in the following contracts: Secretary of the Air Force Technical and Analytical Support, Battlefield Information Collection Exploitation Systems, contracts with the U.S. Army for military operations on urban terrain, ANSWER and our Professional Engineering Services schedule contract, and our other General Services Administration contracts.

COSTS OF REVENUES

     For the three months ended June 30, 2003, costs of revenues increased by $44.1 million, or 25.3%, to $218.8 million from $174.7 million for the three months ended June 30, 2002. Costs of revenues as a percentage of revenues decreased to 86.1% for the three months ended June 30, 2003 from 86.5% for the three months ended June 30, 2002. For the six months ended June 30, 2003, costs of revenues increased by $74.3 million, or 21.7%, to $416.0 million from $341.7 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, costs of revenues as a percentage of revenues decreased to 86.2% from 86.6% for the six months ended June 30, 2002. The increase in costs of revenues was due primarily to the corresponding growth in revenues resulting from internal growth and the revenues attributable to ISI. The majority of the increase in cost of revenues for the three and six month periods ended June 30, 2003 was due to an $18.0 million and $28.6 million increase in direct labor and fringe and a $26.1 million and $45.7 million increase in other direct contract costs, respectively.

     For the three months ended June 30, 2003, gross profit increased $8.0 million, or 29.3%, to $35.3 million from $27.3 million for the three months ended June 30, 2002. For the six month period ended June 30, 2003, gross profit increased $13.8 million, or 26.1%, to $66.7 million from $52.9 million for the six month period ended June 30, 2002. Gross margin for the three months ended June 30, 2003 was 13.9% compared to 13.5% for the corresponding period in 2002. The increase in gross margin was primarily driven by continued indirect cost control and an increase in higher margin time and material contacts offset by increases in direct labor, fringe and other direct costs. Gross margin for the six months ended June 30, 2003 was 13.8% compared to 13.4% for the corresponding period in 2002. Gross margin for the six months ended June 30, 2003 was also driven primarily by indirect cost control and an increase in higher margin time and material contracts offset and by an increase in other direct costs. In addition, the increase in both periods was partially a result of a modification of our treatment of certain overhead expenses which were reclassified as general and administrative expenses as requested by the government.

GENERAL and ADMINISTRATIVE EXPENSES

     For the three months ended June 30, 2003, general and administrative expenses increased $3.6 million, or 33%, to $14.4 million from $10.8 million for the three months ended June 30, 2002. General and administrative expenses for the three months ended June 30, 2003, as a percentage of revenues, increased to 5.7% from 5.4%. For the six month period ended June 30, 2003, general and administrative expenses increased $6.0 million, or 28%, to $27.4 million from $21.4 million for the six months ended June 30, 2002. General and administrative expenses for the six months ended June 30, 2003, as a percentage of revenues, increased to 5.7% from 5.4%. The increase was primarily attributable to the corresponding growth in revenue and a modification of our treatment of certain overhead expenses which were reclassified as general and administrative expenses as requested by the government.

AMORTIZATION

     For the three months ended June 30, 2003, amortization expenses increased $86,000, or 18.0%, to $563,000 from $477,000 for the comparable period in 2002.
The increase in amortization expense is due to the amortization of intangible assets resulting from the ISI acquisition. Amortization as a percentage of revenues for the three months ended June 30, 2003 remained constant at 0.2%. For the six months ended June 30, 2003, amortization expenses increased $86,000, or 9.0%, to $1,040,000 from $954,000 for the comparable period in 2002. Amortization as a percentage of revenues decreased to 0.2% from 0.3% for the six months ended June 30, 2003.

OPERATING INCOME

     For the three months ended June 30, 2003, operating income increased $4.2 million, or 26.4%, to $20.2 million from $16.0 million for the three months ended June 30, 2002. Operating income as a percentage of revenues increased to 8.0% for the three months ended June 30, 2003 from 7.9% for the same period in fiscal 2002. For the six month period ended June 30, 2003, operating income increased $7.7 million, or 25%, to $38.2 million from $30.5 million for the six month period ended June 30, 2002. Operating income as a percentage of revenues increased to 7.9% for the six month period ended June 30, 2003 from 7.7% for the same period in 2002, primarily as a result of an increase in revenues and gross profit.

OTHER INCOME

     For the three and six months ended June 30, 2003, we did not have any other income. Other income for the three and six months ended June 30, 2002, includes a gain on the sale of Displaycheck assets, a previously closed business, and receipt of insurance proceeds for lost equipment previously recorded as a loss.

INTEREST EXPENSE, NET

     For the three month period ended June 30, 2003, interest expense, net of interest income, decreased $3.9 million, or 53.4%, to $3.4 million from $7.3 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, interest expense, net of interest income, decreased $8.5 million, or 56.3%, to $6.6 million from $15.1 million for the six months ended June 30, 2002. The expense during this period included interest on the 12% Notes, term loan and revolving loan portions of our Credit Facility. The decrease in interest expense was due primarily to a reduction in our debt using proceeds from our IPO on March 15, 2002, and interest earned on excess funds available from the proceeds of the IPO. The decrease in interest expense was offset, in part by fees of $1.9 million related to the 2002 termination of $30.0 million of interest rate swap agreements.

PROVISION FOR INCOME TAXES

     As a result of our tax planning strategies and our acquisition of ISI, our effective tax rate for the three and six months ended June 30, 2003 was 39.0% and 38.7%, respectively, compared with an effective tax rate of 39.0% for the three and six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Six Months Ended June 30, 2003 and 2002

     We generated $23.8 million in cash from operations for the six months ended June 30, 2003. By comparison, we used $2.0 million in cash from operations for the six months ended June 30, 2002. This increase in cash flows was primarily attributable to an improvement in working capital and net income, offset by an increase in deferred income taxes. Total days sales outstanding at June 30, 2003 remained constant at 71 days, excluding ISI, as compared to June 30, 2002. Accounts receivable totaled $212.7 million at June 30, 2003 and represented 45.4% of total assets at that date. Accounts receivables increased $23.7 million which includes ISI receivables of 20.2 million for the six months ended June 30, 2003. For the six months ended June 30, 2003, net cash used for investing activities was $93.3 million, which was attributable to purchases of property, plant and equipment and approximately $91.8 million for the acquisition of ISI. Cash provided by financing activities was $69.1 million for the six months ended June 30, 2003 due to the additional borrowings under the revolving loan portion of our Credit Facility for the acquisition of ISI.

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

     Our Credit Facility permits the revolving loan portion of our Credit Facility to increase to a maximum of $200 million. As of June 30, 2003, $187.5 million of the revolving loan has been committed to by participants in our Credit Facility. During the three months ended June 30, 2003, we increased the amount committed to by participants in our Credit Facility by approximately $42.5 million. The Credit Facility also permits us to elect from time to time to
(i) repurchase certain amounts of our subordinated debt and outstanding common stock from our share of excess cash flow (as defined in the Credit Facility); and (ii) repurchase certain amounts of our subordinated debt from our share of net cash proceeds of issuances of equity securities. In addition, the Credit
Facility provides flexibility to raise additional financing to fund future acquisitions.

     Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for working capital and acquisitions requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility. Our Credit Facility expires June 23, 2005. The facility consists of a term loan and a revolving line of credit. Borrowings from the revolving line of credit can be made based upon a borrowing base consisting of a portion of our eligible billed and unbilled receivable balances and our ratio of net debt to EBITDA (as defined in the Credit Facility). The Credit Facility contains affirmative and negative covenants customary for such financings. The Credit
Facility also contains financial covenants customary for such financing, including, but not limited to: maximum ratio of net debt to EBITDA; maximum ratio of senior debt to EBITDA and a limitation on capital expenditures. For the period ended June 30, 2003, we complied with all of the financial covenants. At June 30, 2003, total debt outstanding under our Credit Facility was approximately $95.7 million, consisting of $19.3 million of term loan, and $76.4 million outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of June 30, 2003 were approximately $70.0 million. Under certain conditions related to excess annual cash flow, as defined in our Credit
Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the term loan. In addition, borrowings under the Credit Facility mature on June 23, 2005, and we are scheduled to pay quarterly installments of approximately $950,000 under the term portion with the balance due when the Credit Facility matures on June 23, 2005. As of June 30, 2003, we did not have any capital commitments greater than $1.5 million.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business and the delays in government funding. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

     We have relatively low capital investment requirements. Capital expenditures were $1.5 million and $1.3 million for the six months ended June 30, 2003 and 2002, respectively, primarily for leasehold improvements and office equipment. We use operating leases to fund some of our equipment needs, primarily for personal computers. As of June 30, 2003, we had equipment worth approximately $14.3 million on lease.

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

INFLATION

     We do not believe that inflation has had a material effect on our business in the three months ended June 30, 2003.

ITEM 3.           QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. While the interest rate on the remaining $75 million principal amount of our 12% Notes is fixed at 12%, the interest rate on both the term and revolving portions of our credit facilities is affected by changes in market interest rates. We manage these fluctuations, in part, through focusing on reducing the amount of outstanding debt through cash flow and through interest rate swaps. In addition, we have implemented a cash flow management plan focusing on billing and collecting receivables to pay down debt.

     On January 29, 2002, the Company cancelled approximately $30 million of interest swap agreements and recognized losses of $1.9 million in interest expense for the three months ended March 31, 2002. As of June 30, 2003, the fair value of the Company's interest swap agreements resulted in a net liability of $519,000 and has been included in other current liabilities.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $144,000 and $104,000 for the six months ended June 30, 2003 and 2002, respectively.

ITEM 4.           CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based upon their evaluation as of a date within 90 days prior to the date of filing of this quarterly report, that our disclosure controls and procedures are effective to ensure that material. information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1.           LEGAL PROCEEDINGS

     We are involved in various legal proceedings in the ordinary course of business.

     On December 18, 2002, an arbitrator issued a decision requiring us to continue to issue task orders to a subcontractor under a subcontract for so long as our customer continues to issue task orders to us for these services. The arbitrator's decision also enjoined us from interviewing, offering employment to, hiring or otherwise soliciting employees of the subcontractor who work on this particular project. The arbitrator's decision also denied the subcontractor's claim for monetary damages and our counter-demand. We subsequently filed an action to vacate or modify that portion of the arbitrator's decision enjoining it from hiring certain subcontractor employees under any circumstances, since the prohibition extends the scope of the parties' pre-existing contractual obligations. The court vacated the portion of the arbitrator's decision relating to the scope of the injunction and referred the issue back to the arbitrator for further consideration. We expect the arbitrator to rule on this matter in the third quarter of 2003.

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

                  NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of  Stockholders  was held on May 15, 2003. The  stockholders
(1) re-elected directors Robert A. Ferris, Dr. William J. Perry, General Henry Hugh Shelton, USA (ret.) and Thomas J. Tisch to terms of office expiring at the 2006 Annual Meeting of Stockholders; (2) approved and adopted the Amended and Restated Anteon International Corporation Omnibus Stock Plan; and (3) ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2003.

The following directors were not required to stand for re-election at the meeting (the year in which each director's term expires is indicated in parenthesis): Joseph M. Kampf (2004), Steven M. Lefkowitz (2004), Dr. Paul G. Kaminski (2004), Frederick J. Iseman (2005), Thomas M. Cogburn (2005), Gilbert
F. Decker (2005).

The following table sets forth the votes cast with respect to each of these matters:



                                MATTER                                  FOR           AGAINST        WITHHELD       ABSTAIN
                            ----------------                         ---------    -------------   --------------  -----------


Re-election of Robert A. Ferris                                     26,734,077                       5,592,277

Re-election of William J. Perry                                     27,818,590                       4,507,764

Re-election of Gen. Henry Hugh Shelton, USA (ret.)                  26,792,941                       5,533,413

Approval and adoption of Amended and Restated Anteon
   International Corporation Omnibus Stock Plan                     25,874,520       6,447,153                        4,681

Ratification of selection of KPMG LLP as independent
   auditors                                                         26,190,111       6,131,993                        4,250



ITEM 5.    OTHER INFORMATION

           NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A. EXHIBITS

           10.25 Stock Purchase Agreement, by and among Anteon International Corporation, Information Spectrum, Inc., the Shareholders of Information Spectrum, Inc. and Mark Green as the Shareholder's Representative, dated April 22, 2003
                    (incorporated by reference to Exhibit 2.1 to Anteon International Corporation's Current Report on Form 8-K filed on May 29, 2003).

           99.1     Certification of Joseph M. Kampf
           99.2     Certification of Charles S. Ream

B. REPORTS ON FORM 8-K

     o Form 8-K filed on April 23, 2003 (Commission No. 001-31258), Item 5 "Other Events and Required FD Disclosure", Item 7, no financial statements were included.

     o Form 8-K filed on April 30, 2003 (Commission No. 001-31258), Item 5 "Other Events", Item 7, no financial statements were included.

     o Form 8-K filed on April 30, 2003 (Commission No. 001-31258), Item 12 "Results of Operations and Financial Condition", Item 7, no financial statements were included.

     o    Form 8-K filed on May 28,  2003  (Commission  No.  001-31258),  Item 2
          "Acquisition   or  Disposition  of  Assets",   Item  7,  no  financial
          statements were included

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ANTEON INTERNATIONAL CORPORATION


Date:August 1, 2003              /s/ Joseph M. Kampf
     -------------------         -----------------------------------------------
                                 Joseph M. Kampf - President and
                                                   Chief Executive Officer



Date:August 1, 2003              /s/ Charles S. Ream
     -------------------         -----------------------------------------------
                                 Charles S. Ream - Executive Vice President and
                                                   Chief Financial Officer

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



Date: August 1, 2003              By:  /s/ Joseph M. Kampf
---------------------             ----------------------------------------------
                                  Joseph M. Kampf - President and
                                                    Chief Executive Officer

                                 Certifications


I, Charles S. Ream, certify that:

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



Date: August 1, 2003              By: /s/ Charles S. Ream
---------------------             ----------------------------------------------
                                  Charles S. Ream - Executive Vice President and
                                                    Chief Financial Officer