Form 10-Q
period 2003-09-30
ANTEON INTERNATIONAL CORP
filed 2003-10-31
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on October 31, 2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                                  FORM 10-Q

       (Mark One)

                      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                  --------------------------------------------
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No[ X ]

As of the close of business on October 28, 2003, there were 35,243,575 outstanding shares of the registrant's common stock, par value $0.01 per share.


CONTENTS

                                                                                                              PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  SEPTEMBER 30, 2003 AND DECEMBER 31, 2002                                                          1

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
                  AND 2002                                                                                          2

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND
                  2002                                                                                              3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                                                              5

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            17

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       26

       ITEM 4     CONTROLS AND PROCEDURES                                                                          26


PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                                                                27
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                        27
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                  27
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                                 27
       ITEM 5.    OTHER INFORMATION                                                                                27
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                 27






                                                    PART I. FINANCIAL INFORMATION

                                    ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                                                           September 30,
                                                                                               2003              December 31,
                                                                                            (Unaudited)              2002
                                                                                         ------------------     ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                              $      2,724          $     4,266
     Accounts receivable, net                                                                    207,228              189,059
     Deferred tax asset                                                                            1,415                   --
     Prepaid expenses and other current assets                                                    15,248               15,071
                                                                                         ------------------    -----------------
Total current assets                                                                             226,615              208,396

Property and equipment, net                                                                       12,424                9,992
Goodwill, net                                                                                    212,693              138,619
Intangible and other assets, net                                                                  10,027                7,685
                                                                                         ------------------    -----------------
Total assets                                                                                $    461,759          $   364,692
                                                                                         ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term loan, current portion                                                             $      3,798          $     3,798
     Subordinated notes payable                                                                    2,500                2,500
     Accounts payable                                                                             36,697               47,630
     Due to related parties                                                                          102                   --
     Deferred tax liability                                                                           --                2,230
     Accrued expenses                                                                             85,668               57,603
     Income tax payable                                                                            3,797                7,738
     Other current liabilities                                                                       355                  806
     Deferred revenue                                                                              5,160                5,701
                                                                                         ------------------    -----------------
Total current liabilities                                                                        138,077              128,006

Term loan, less current portion                                                                   14,554               17,403
Revolving facility                                                                                57,400                7,000
Senior subordinated notes payable                                                                 75,000               75,000
Noncurrent deferred tax liabilities, net                                                           9,107                7,808
Other long term liabilities                                                                           16                  490
                                                                                         ------------------    -----------------
Total liabilities                                                                                294,154              235,707

Minority interest in subsidiaries                                                                    206                  156

Stockholders' equity :
     Preferred stock,  $.01 par value 15,000,000 shares  authorized,  none
        issued and outstanding as of September 30, 2003                                               --                   --
     Common stock, $.01 par value  175,000,000  shares  authorized,  35,152,087
        shares issued and outstanding as of September 30, 2003                                       352                  344
     Stock subscription receivable                                                                  (12)                 (12)
     Additional paid-in capital                                                                  114,781              106,849
     Accumulated other comprehensive loss                                                          (206)                (509)
     Retained earnings                                                                            52,484               22,157
                                                                                         ------------------    -----------------
Total stockholders' equity                                                                       167,399              128,829
                                                                                         ------------------    -----------------
Total liabilities and stockholders' equity                                                  $    461,759          $   364,692
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




                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except share and per share data)

                                                                   For the three months ended           For the nine months ended
                                                                          September 30,                       September 30,
                                                                     2003              2002                2003              2002
                                                                 ------------      ------------         -----------     ------------

   Revenues                                                     $    279,080      $     214,314      $      761,764   $    608,880
   Costs of revenues                                                 240,689            184,585             656,695        526,278
                                                                 -----------        -----------        ------------     ----------
        Gross profit                                                  38,391             29,729             105,069         82,602
                                                                 -----------        -----------        ------------     ----------
   Operating expenses:
        General and administrative expenses                           14,969             12,704              42,388         34,085
        Other intangibles amortization                                   723                476               1,763          1,430
                                                                 -----------        -----------        ------------     ----------
            Total operating expenses                                  15,692             13,180              44,151         35,515
                                                                 -----------        -----------        ------------     ----------
            Operating income                                          22,699             16,549              60,918         47,087
   Other income                                                           --                 57                  --            417
   Secondary offering expenses                                           798                 --                 798             --
   Interest expense, net of interest income of $45, $147, $187
   and $240, respectively                                              3,831              3,223              10,384         18,306
   Minority interest in (earnings) losses of subsidiaries               (18)                  5                (50)            (3)
                                                                 -----------        -----------        ------------     ----------

   Income before provision for income taxes                           18,052             13,388              49,686         29,195
   Provision for income taxes                                          7,109              5,222              19,359         11,386
                                                                 -----------        -----------        ------------     ----------

   Net income                                                   $     10,943      $       8,166      $       30,327   $     17,809
                                                                 ===========        ===========        ============     ==========

   Basic earnings per common share:                             $       0.31      $        0.24      $         0.87   $       0.57
                                                                 ===========        ===========        ============     ==========
   Basic weighted average shares outstanding                      34,970,108         34,184,263          34,709,666     31,430,331

   Diluted earnings per common share:                           $       0.30      $        0.22      $         0.82   $       0.53
                                                                 ===========        ===========        ============     ==========
   Diluted weighted average shares outstanding                    37,084,351         36,554,674          36,816,366     33,915,068

See accompanying notes to unaudited condensed consolidated financial statements.




                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                     For the nine months ended September 30,
                                                                                 -------------------------------------------------
                                                                                         2003                       2002
                                                                                 ----------------------    -----------------------
OPERATING ACTIVITIES:
      Net income                                                                    $       30,327              $       17,809
      Adjustments to reconcile net income to net cash (used for)
      provided by operating activities
         Interest rate swap termination                                                         --                     (1,903)
         Depreciation and amortization of property and equipment                             2,986                       3,382
         Other intangibles amortization                                                      1,763                       1,430
         Amortization of deferred financing fees                                             1,078                       2,124
         Loss on disposals of property and equipment                                           135                          79
         Deferred income taxes                                                             (3,307)                       3,638
         Minority interest in earnings of subsidiaries                                          50                           3
      Changes in assets and liabilities                                                      7,794                    (41,663)
                                                                                     ----------------            ----------------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                        40,826                    (15,101)
                                                                                     ----------------            ----------------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                    (2,241)                     (2,476)
      Proceeds from the sale of building                                                        --                       1,802
      Acquisitions, net of cash acquired                                                  (92,369)                          --
                                                                                     ----------------            ----------------
NET CASH USED FOR INVESTING ACTIVITIES                                                    (94,610)                       (674)
                                                                                     ----------------            ----------------
FINANCING ACTIVITIES:
      Principal payments on notes payable                                                     (38)                        (34)
      Payment of credit facility amendment fee                                               (249)                       (604)
      Principal payments on term loan                                                      (2,849)                    (24,903)
      Proceeds from revolving facility                                                     737,100                     642,400
      Principal payments on revolving facility                                           (686,700)                   (641,100)
      Redemption of senior subordinated notes payable                                           --                    (25,000)
      Proceeds from issuance of common stock, net of expenses                                4,078                      80,983
      Principal payments on subordinated notes payable to stockholders                          --                     (7,499)
      Proceeds from certain stockholders related to secondary offering                         900                         --
      Payment of subordinated notes payable-related party                                       --                     (4,369)
                                                                                     ----------------            ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   52,242                      19,874
                                                                                     ----------------            ----------------
CASH AND CASH EQUIVALENTS:
      Net increase (decrease) in cash and cash equivalents                                 (1,542)                       4,099
      Cash and cash equivalents, beginning of period                                         4,266                       1,930
                                                                                     ----------------            ----------------

      Cash and cash equivalents, end of period                                      $        2,724              $        6,029
                                                                                     ================            ================

Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                                 $        8,325              $       14,200
                                                                                     ================           =================
      Income taxes paid, net                                                        $       22,715              $        1,244
                                                                                     ================           =================

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

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three and nine months ended September 30, 2003 may not be indicative of the results of operations for the year ending December 31, 2003, or any future period. This financial information should be read in conjunction with the Company's December 31, 2002 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2003 (Commission File No. 001-31258).

(2)      Organization and Business

      Anteon International Corporation, a Delaware Corporation, "Anteon" or the "Company," and its subsidiaries provide professional information technology solutions and advanced systems engineering services to government clients. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

(3)      Reclassification Pursuant to SFAS 145

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement 13, and Technical Corrections. SFAS No. 145 addresses the reporting of gains and losses from extinguishment of debt and rescinds FASB Statements 4 and 64. Under the new standard, only gains and losses from extinguishments meeting the criteria of Accounting Principles Board Opinion No. 30 would be classified as extraordinary items. Thus, gains or losses arising from extinguishments of debt that are part of the Company's recurring operations can no longer be reported as extraordinary items. Upon adoption, previously reported extraordinary gains or losses not meeting the requirements for classification as such in accordance with Accounting Principles Board Opinion No. 30 are required to be reclassified for all periods presented. The Company adopted SFAS No. 145 as of January 1, 2003, and as a result, the Company reclassified approximately $4.2 million ($2.6 million net of tax) of losses previously recorded as an extraordinary item for the nine months ended September 30, 2002 to interest expense.

(4)      Acquisition of Information Spectrum, Inc.

     On May 23, 2003, the Company purchased all of the outstanding stock of Information Spectrum, Inc. ("ISI"), a provider of credential card technologies, military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $91.6 million, excluding transactions costs of approximately $724,000. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. The identifiable intangible assets consisted of $4.8 million of contracts and related customer relationships and $500,000 for the value of a non-compete agreement. The preliminary value of the contracts and related customer relationships is based, in part, on an independent appraisal and other studies that are being performed by the Company. The contracts and related customer relationships have an expected useful life of approximately 5.3 years. The non-compete agreement value was based on the consideration paid for the agreement and is being amortized straight-line over the three year term of the agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized.

     The total purchase price paid, including transaction costs and other deal related costs, of $92.4 million was preliminarily allocated to the assets acquired and liabilities assumed as follows (in thousands):

 Accounts receivable                                    $         21,400
 Prepaid and other current assets                                  2,156
 Property and equipment                                            3,312
 Other assets                                                        120
 Current income tax receivable                                       818
 Accounts payable and accrued expenses                          (11,187)
 Deferred income tax, net                                          (797)
 Deferred revenue                                                (2,777)
 Contracts and customer relationships                              4,751
 Goodwill                                                         74,073
 Non-compete agreement                                               500
                                                           -------------
      Total consideration                               $         92,369
                                                           =============

(5)      Accounting for Stock-Based Compensation

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

     The Company accounts for stock options granted to non-employees using the fair value method of accounting as prescribed by SFAS No. 123. Stock options and related compensation expense on stock options granted to non-employees are not significant.

     The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                                      Three Months Ended         Three Months
                                                                                      September 30, 2003        Ended September
                                                                                                                      30,
                                                                                                                     2002
                                                                                      --------------------     ------------------
                                                                                         (in thousands, except per share data)

               Net income, as reported                                                    $      10,943            $      8,166
               Add:  stock-based compensation recorded                                               --                      --
               Deduct:  total stock-based compensation expense determined
                   under the fair value method, net of tax                                          715                     580
                                                                                      --------------------     ------------------
               Pro forma net income                                                       $      10,228            $      7,586

               Earnings Per Share:
               Basic-as reported                                                          $        0.31            $       0.24
                                                                                      ====================     ==================
               Basic-Pro forma                                                            $        0.29            $       0.22
                                                                                      ====================     ==================
               Diluted-as reported                                                        $        0.30            $       0.22
                                                                                      ====================     ==================
               Diluted-Pro forma                                                          $        0.28            $       0.21
                                                                                      ====================     ==================


                                                                                       Nine Months Ended          Nine Months
                                                                                      September 30, 2003        Ended September
                                                                                                                   30, 2002
                                                                                      --------------------     ------------------
                                                                                         (in thousands, except per share data)

               Net income, as reported                                                    $      30,327            $     17,809
               Add:  stock-based compensation recorded                                               --                      --
               Deduct: total stock-based compensation expense determined
                   under the fair value method, net of tax                                        1,940                   1,457
                                                                                      --------------------     ------------------
               Pro forma net income                                                       $      28,387            $     16,352

               Earnings Per Share:
               Basic-as reported                                                          $        0.87            $       0.57
                                                                                      ====================     ==================
               Basic-Pro forma                                                            $        0.82            $       0.52
                                                                                      ====================     ==================
               Diluted-as reported                                                        $        0.82            $       0.53
                                                                                      ====================     ==================
               Diluted-Pro forma                                                          $        0.77            $       0.48
                                                                                      ====================     ==================


(6)      Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was approximately $11.0 million and $8.1 million, respectively.
Comprehensive income (loss) for the nine months ended September 30, 2003 and 2002 was approximately $30.6 million and $19.0 million, respectively. Other comprehensive income (loss) for the three months ended September 30, 2003 and 2002 includes foreign currency translation gains (losses) of approximately $17,000 and $17,000, respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $104,000 and $(101,000), respectively, net of tax. Comprehensive income (loss) for the nine months ended September 30, 2003 and 2002, includes foreign currency translation gains of approximately $52,000 and $11,000, respectively, and increases (decreases) in the fair value of interest rate swaps of approximately $251,000 and $1.2 million, respectively, net of tax. For the nine months ended September 30, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the nine months ended September 30, 2002 included losses of $1.9 million associated with these cancellations. Prior to cancellation, losses associated with these interest rate swap agreements were recorded as a component of accumulated other comprehensive loss.




(7)      Computation of Earnings Per Share

                                                                             For the three months ended
                                                                                 September 30, 2003

                                                                                      Weighted average
                                                                   Income                shares                Per Share
                                                                 (Numerator)          (Denominator)              Amount
                                                                 ------------         --------------          -----------
                                                                         (in thousands, except share and per share data)

             Basic earnings per share:
             Net income                                          $        10,943             34,970,108           $        0.31
                                                               =================                                  ===============
             Stock options                                                  --                2,114,243                     --
             Diluted earnings per share:
             Net income                                          $        10,943             37,084,351           $        0.30
                                                               =================                                  ===============




                                                                             For the three months ended
                                                                                 September 30, 2002

                                                                                      Weighted average
                                                                   Income                 shares                Per Share
                                                                 (Numerator)           (Denominator)              Amount
                                                               --------------        ------------------       --------------
                                                                        (in thousands, except  share and per share data)

             Basic earnings per share:
             Net income                                          $         8,166             34,184,263            $       0.24
                                                               =================                                  ===============
             Stock options                                                    --              2,370,411                      --
             Diluted earnings per share:
             Net income                                          $         8,166             36,554,674            $       0.22
                                                               =================                                  ===============




                                                                              For the nine months ended
                                                                                 September 30, 2003

                                                                                     Weighted average
                                                                  Income                  shares             Per Share
                                                                (Numerator)           (Denominator)            Amount
                                                                     (in thousands, except  share and per share data)

             Basic earnings per share:
             Net income                                          $        30,327             34,709,666            $       0.87
                                                               =================                                  ===============
             Stock options                                                    --              2,106,700                      --
             Diluted earnings per share:
             Net income                                          $        30,327             36,816,366           $        0.82
                                                               =================                                  ===============


                                                                              For the nine months ended
                                                                                 September 30, 2002

                                                                                      Weighted average
                                                                  Income                  shares              Per Share
                                                                (Numerator)            (Denominator)            Amount
                                                              ----------------     --------------------      ----------------
                                                                     (in thousands, except share and per share data)

             Basic earnings per share:
             Net income                                          $        17,809             31,430,331           $        0.57
                                                               =================                                  ===============
             Stock options                                                  --                2,484,737                    --
             Diluted earnings per share:
             Net income                                          $        17,809             33,915,068           $        0.53
                                                              ==================                                  ===============

(8)      Domestic Subsidiaries Summarized Financial Information

         Under the terms of the Company's 12% senior subordinated notes due 2009, or "12% Notes," and the Company's Credit Facility, the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the 12% Notes and the Company's Credit Facility. Such guarantees are full, unconditional, joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. Non-guarantor subsidiaries include the Company's foreign subsidiaries. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's non-guarantor subsidiaries and for the Company.




                                                                                As of September 30, 2003
                                                   ---------------------------------------------------------------------------------
                                                                                                                       Consolidated
         Unaudited Condensed Consolidated             Anteon                                                              Anteon
          Balance Sheets                           International      Guarantor       Non-Guarantor     Elimination    International
                                                    Corporation      Subsidiaries     Subsidiaries        Entries       Corporation
                                                  --------------     -------------   --------------    ------------    -------------
                                                                                   (in thousands)
         Cash and cash equivalents                 $        (2)      $      1,226     $     1,500     $         --     $     2,724
         Accounts receivable, net                            --           206,362             866               --         207,228
         Other current assets                             1,166            15,181             316               --          16,663
         Property and equipment, net                      2,214            10,091             119               --          12,424
         Due from parent                              (105,765)           105,994           (229)               --              --
         Investments in and advances to
           subsidiaries                                  30,780          (17,130)              --         (13,650)              --
         Goodwill, net                                  169,021            43,672              --               --         212,693
         Intangible and other assets, net                76,087             1,940              --         (68,000)          10,027
                                                   ------------      -------------    ------------     ------------     ------------
          Total assets                             $    173,501      $    367,336     $     2,572     $   (81,650)     $   461,759
                                                   ============      =============    ============     ============     ============

         Indebtedness                              $     95,853      $    125,399     $        --     $   (68,000)     $   153,252
         Accounts payable                                   684            35,785             228               --          36,697
         Accrued expenses and other current
           liabilities                                    4,630            84,724             568               --          89,922
         Deferred revenue                                    --             4,394             766               --           5,160
         Other long-term liabilities                         --             9,123              --               --           9,123
                                                   ------------      -------------    ------------     ------------     ------------
         Total liabilities                              101,167           259,425           1,562         (68,000)         294,154

         Minority interest in subsidiaries                   --                --             206               --             206
         Total stockholders' equity (deficit)            72,334           107,911             804         (13,650)         167,399
                                                   ------------      -------------    ------------     ------------     ------------
         Total  liabilities  and  stockholders'
           equity (deficit)                        $    173,501      $    367,336     $     2,572     $   (81,650)     $   461,759
                                                   ============      =============    ============     ============     ============




                                                                     For the nine months ended September 30, 2003
                                                                                                                       Consolidated
Unaudited Condensed Consolidated Statements          Anteon                                                               Anteon
  of Operations                                   International        Guarantor      Non-Guarantor    Elimination     International
                                                   Corporation        Subsidiaries     Subsidiaries      Entries        Corporation
                                                 ---------------    ---------------  --------------    ------------     ------------
                                                                                    (in thousands)

Revenues                                           $         --      $    753,527     $     8,376     $      (139)     $     761,764
Costs of revenues                                            --           649,342           7,492            (139)           656,695
                                                   ------------      -------------    ------------     ------------     ------------
Gross profit                                                 --           104,185             884               --           105,069
Total operating expenses                                  2,379            64,055             535         (22,818)            44,151
                                                   ------------      -------------    ------------  ---------------     ------------
Operating income (loss)                                 (2,379)            40,130             349           22,818            60,918
Other income (loss)                                       7,229            15,589              --         (22,818)                --
Secondary offering expenses                                 798                --              --               --               798
Interest expense (income), net                            3,646             6,749             (11)              --            10,384
Minority    interest    in    earnings    of
  subsidiaries                                               --                --             (50)              --              (50)
                                                   ------------      -------------    ------------     ------------     ------------
Income before provision for income taxes                    406            48,970             310               --            49,686
Provision for income taxes                                  161            19,086             112               --            19,359
                                                   ------------      -------------    ------------     ------------    -------------

Net income                                         $        245      $     29,884     $       198     $          --    $      30,327
                                                   ============      =============    ============     ============     ============




                                                                            For the nine months ended September 30, 2003
                                                             -----------------------------------------------------------------------
                                                                                                                       Consolidated
Unaudited Condensed Consolidated Statements of Cash Flows            Anteon                                               Anteon
                                                                  International       Guarantor       Non-Guarantor    International
                                                                   Corporation       Subsidiaries     Subsidiaries      Corporation
                                                                ---------------    --------------   ----------------  --------------
                                                                                            (in thousands)
OPERATING ACTIVITIES:
Net income                                                       $        245      $     29,884      $         198     $    30,327
   Adjustments  to  reconcile  net  income to net cash (used
   for) provided by operating activities
   Depreciation and amortization of property and equipment                503             2,428                 55           2,986
   Other intangibles amortization                                       1,582               181                 --           1,763
   Amortization of deferred financing fees                                995                83                 --           1,078
   Loss on disposals of property and equipment                             --               135                 --             135
   Deferred income taxes                                                   --           (3,307)                 --         (3,307)
   Minority interest in earnings of subsidiaries                           --                --                 50              50
Changes in assets and liabilities                                      87,063          (79,894)                625           7,794
                                                                 ---------------    -------------     -------------   --------------
NET CASH PROVIDED (USED FOR) BY OPERATING ACTIVITIES                   90,388          (50,490)                928           40,826
                                                                 ---------------    -------------     -------------   --------------

INVESTING ACTIVITIES:
  Purchases of property equipment and other assets                      (352)           (1,837)               (52)         (2,241)
  Acquisitions, net of cash acquired                                 (92,150)             (219)                 --        (92,369)
                                                                 ---------------    -------------     -------------   --------------
 NET CASH USED FOR INVESTING ACTIVITIES                              (92,502)           (2,056)               (52)        (94,610)
                                                                 ---------------    -------------     -------------   --------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                                      --              (38)                 --            (38)
  Payment of credit facility amendment fee                                 --             (249)                 --           (249)
  Principal payments on term loan                                     (2,849)                --                 --         (2,849)
  Proceeds from revolving facility                                         --           737,100                 --         737,100
  Principal payments on revolving facility                                 --         (686,700)                 --       (686,700)
  Proceeds from issuance of common stock, net of expenses               4,078                --                 --         104,078
  Proceeds from certain stockholders related to secondary
  offering                                                                900                --                 --             900
                                                                 ---------------    -------------     -------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,129            50,113                 --          52,242
                                                                 ---------------    -------------     -------------   --------------
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents                       15           (2,433)                876         (1,542)
Cash and cash equivalents, beginning of period                           (17)             3,659                624           4,266
                                                                 ---------------    -------------     -------------   --------------
Cash and cash equivalents, end of period                         $         (2)      $      1,226      $      1,500     $     2,724
                                                                 ===============    =============     =============   ==============





                                                                  For the nine months ended September 30, 2002
                                              -------------------------------------------------------------------------------------
                                                                                                                       Consolidated
 Unaudited Condensed Consolidated                 Anteon                                                                  Anteon
 Statements of Operations                      International       Guarantor        Non-Guarantor     Elimination     International
                                                Corporation      Subsidiaries      Subsidiaries          Entries        Corporation
                                               ---------------   --------------   ----------------   -------------    --------------
                                                                                  (in thousands)

Revenues                                        $          --     $      610,905    $       3,556     $    (5,581)    $      608,880
Costs of revenues                                          10            528,650            3,199          (5,581)           526,278
                                                -------------     --------------    -------------     ------------    --------------
Gross profit (loss)                                      (10)             82,255              357               --            82,602
                                                -------------     --------------    -------------     ------------    --------------
Total operating expenses                                1,792             40,500              265          (7,042)            35,515
                                                -------------     --------------    -------------     ------------    --------------
Operating income (loss)                               (1,802)             41,755               92            7,042            47,087
Other income (loss)                                     4,609              2,850               --          (7,042)               417
Interest expense (income), net                         12,482              5,836             (12)               --            18,306
Minority interest in earnings of
  subsidiaries                                             --                 --              (3)               --               (3)
                                                -------------     --------------    -------------     ------------    --------------
Income (loss) before provision for inco me
  taxes                                               (9,675)             38,769              101               --            29,195
Provision for (benefit from) income taxes             (4,193)             15,491               88               --            11,386
                                                -------------     --------------    -------------     ------------    --------------
Net income (loss)                               $     (5,482)     $       23,278    $          13     $         --    $       17,809
                                                =============     ==============    =============     ============    ==============





                                                                         For the nine months ended September 30, 2002
                                                          --------------------------------------------------------------------------
Unaudited  Condensed  Consolidated  Statements of Cash                                                                Consolidated
Flows                                                         Anteon                                                      Anteon
                                                           International        Guarantor        Non-Guarantor       International
                                                            Corporation       Subsidiaries        Subsidiaries         Corporation
                                                         ----------------  -----------------  ------------------   -----------------
                                                                                        (in thousands)
OPERATING ACTIVITIES:
Net income (loss)                                           $    (5,482)      $     23,278        $        13         $      17,809
Adjustments  to  reconcile  net  income  (loss) to net
  cash provided by (used for) operating activities:
  Interest rate swap termination                                 (1,903)                --                 --               (1,903)
  Depreciation and amortization of property and
     equipment                                                       502             2,832                 48                 3,382
  Other intangibles amortization                                   1,266               164                 --                 1,430
  Amortization of deferred financing fees                          2,124                --                 --                 2,124
  Loss on disposals of property and equipment                         --                79                 --                    79
  Deferred income taxes                                            2,537             1,101                 --                 3,638
  Minority interest in earnings of subsidiaries                       --                --                  3                     3
Changes in assets and liabilities                                (1,117)          (41,129)                583              (41,663)
                                                               ---------        ----------          ---------           -----------
NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES                                             (2,073)          (13,675)                647              (15,101)
                                                               ---------        ----------          ---------           -----------

INVESTING ACTIVITIES:
  Purchases of property, equipment and other assets                (198)           (2,234)               (44)               (2,476)
  Proceeds from the sale of building                                  --            1,802                 --                 1,802
                                                               ---------        ----------          ---------          ------------
NET CASH USED FOR INVESTING ACTIVITIES                             (198)             (432)               (44)                 (674)
                                                               ---------        ----------          ---------           -----------

FINANCING ACTIVITIES:
  Principal payments on notes payable                                 --              (34)                 --                  (34)
  Payment of credit facility amendment fee                         (604)                --                 --                 (604)
  Principal payments on term loan                               (24,903)                --                 --              (24,903)
  Proceeds from revolving facility                                    --           642,400                 --               642,400
  Principal payments on revolving facility                      (18,700)         (622,400)                 --             (641,100)
  Redemption of senior subordinated notes payable               (25,000)                --                 --              (25,000)
  Proceeds from issuance of common stock, net of
      expenses                                                    80,983                --                 --                80,983
  Principal payments on subordinated notes payable
     to stockholders                                             (7,499)                --                 --               (7,499)
  Payment of subordinated notes payable-related
     party                                                       (4,369)                --                 --               (4,369)
                                                               ---------        ----------          ---------           -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                (92)            19,966                 --                19,874
                                                               ---------        ----------          ---------           -----------

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents             (2,363)             5,859                603                 4,099
Cash and cash equivalents, beginning of period                     3,347           (1,668)                251                 1,930
                                                               ---------        ----------          ---------           -----------
Cash and cash equivalents, end of period                    $        984      $      4,191        $       854         $       6,029
                                                               =========        ==========          =========           ===========
(9)

Segment Information

     Although the Company is organized by strategic business units, the Company considers each of its government contracting business units to have similar economic characteristics, provide similar types of services and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of all of the Company's strategic business units.

(10)     Interest Rate Swap Agreements

     In the nine months ended September 30, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million of such agreements. These interest rate swap agreements related primarily to term loan obligations that have been permanently reduced. Interest expense for the nine months ended September 30, 2002 includes losses of $1.9 million associated with these cancellations.

     As of September 30, 2003, the fair value of the Company's interest rate swap agreements, with a notional value of $10.0 million, resulted in a net liability of approximately $350,000 and has been included in other current liabilities. Over the next twelve months, approximately $350,000 of losses related to the interest rate swaps are expected to be reclassified into remaining interest expense as a yield adjustment of the hedged debt obligation.

(11)     Legal Proceedings

     The Company is involved in various legal proceedings in the ordinary course of business.

     On December 18, 2002, an arbitrator issued a decision requiring the Company to continue to issue task orders to a subcontractor under a subcontract for so long as the Company's customer continues to issue task orders to the Company for these services. The arbitrator's decision also enjoined the Company from interviewing, offering employment to, hiring or otherwise soliciting employees of the subcontractor who work on this particular project. The arbitrator's decision also denied the subcontractor's claim for monetary damages and the Company's counter-demand. The Company subsequently filed an action to vacate or modify that portion of the arbitrator's decision enjoining it from hiring certain subcontractor employees under any circumstances, since the prohibition extends the scope of the parties' pre-existing contractual obligations. The court vacated the portion of the arbitrator's decision relating to the scope of the injunction and referred the issue back to the arbitrator for further consideration. The arbitrator issued a revised decision dated September 26, 2003 which eliminated the permanent injunction against the Company hiring certain subcontractor employees and reaffirmed the continued applicability of the subcontract provision addressing the parties' rights and obligations with respect to the solicitation for hire of employees of the other party.

     The Company cannot predict the ultimate outcome of these matters, but does not believe that they will have a material impact on its financial position or results of operations.

(12)     Secondary Offering Expenses

     On September 22, 2003, certain of the Company's stockholders sold 6,600,000 shares of the Company's common stock in an underwritten offering pursuant to a registration statement on Form S-3 filed with the SEC (Commission File Nos. 333-108147 and 333-108858). In connection with this offering, the Company incurred approximately $798,000 of expenses in the third quarter of 2003, which amounts were reimbursed by certain of the selling stockholders and recorded by the Company as a contribution to paid-in-capital. In the fourth quarter of 2003, the underwriters of this offering partially exercised their over-allotment option with respect to additional shares held by the selling stockholders. As a result, on October 16, 2003, certain of the selling stockholders sold an additional 297,229 shares of the Company's common stock in a second closing pursuant to the same underwritten offering. Expenses incurred by the Company in connection with the second closing will also be reimbursed by certain of the selling stockholders and recorded by the Company as a contribution to paid-in-capital in the fourth quarter of 2003.

(13)     New Accounting Pronouncements

     In December 2002, the Emerging Issue Task Force, or "EITF", issued a consensus on Issue 00-21, or "EITF 00-21," Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. The effective date of EITF 00-21 for the Company is July 1, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, or "Interpretation No. 46," Consolidation of Variable Interest Entities. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity, or "VIE," established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for interests qualifying as VIEs that were created after February 1, 2003 is July 1, 2003. For those interests created before February 1, 2003, the effective date is December 31, 2003. The Company does not have any interests qualifying as VIEs created after February 1, 2003, including residual value guarantees or fixed purchase options under leases as of September 30, 2003. As a result, Interpretation No. 46 will not have an impact on its consolidated financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of SFAS No. 150 are required to be recorded as liabilities (or assets in certain circumstances) which may require reclassification of amounts previously reported in equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption. The adoption of SFAS No. 150 did not have an impact on the financial condition or the operating results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We acquired Information Spectrum, Inc., or "ISI," on May 23, 2003. Unless otherwise indicated, financial statement information presented in this quarterly report includes the results of ISI from the date of acquisition; any other data and information excludes ISI.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our and our industry's actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology like "may", "will", "should", "expects", "plans", "projects", anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Such forward-looking statements include, but are not limited to:

o    estimated remaining contract value;

o our expectations regarding the U.S. federal government's procurement budgets and reliance on outsourcing of services; and

o our financial condition and liquidity, as well as future cash flows and earnings.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results and do not intend to do so. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following:

o the integration of acquisitions, including ISI, without disruption to our other business activities;

o    changes in general economic and business conditions;

o changes in federal government procurement laws, regulations, policies, and budgets;

o    the number and type of contracts and task orders awarded to us;

o    technological changes;

o    the ability to attract and retain qualified personnel;

o    competition;

o    and our ability to retain our contracts during any rebidding process.

GENERAL

      We are a leading provider of information technology solutions and advanced systems engineering services to government clients as measured by revenue. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations.

      We have a broad client and contract base and a diverse contract mix. We currently serve over 1,000 U.S. federal government clients in more than 50 government agencies, as well as state and foreign governments. For the nine months ended September 30, 2003, approximately 81% of our revenues were derived from the Department of Defense, or "DOD," and DOD-related intelligence agencies, and approximately 17% from civilian agencies of the U.S. federal government. For the nine months ended September 30, 2003, we estimate that approximately 89% of our revenues were from contracts where we were the lead, or "prime," contractor. Our diverse contract base has approximately 470 active contracts, and more than 3,000 active task orders. For the three and nine months ended September 30, 2003, our largest contract or task order accounted for approximately 7% and 8% of our revenues, respectively. We also have a diverse mix of contract types, with approximately 39%, 32%, and 29% of our revenues for the nine months ended September 30, 2003 derived from time and materials, cost-plus, and fixed price contracts, respectively. In addition, we generally do not pursue fixed price software development contracts that may create financial risk. Additionally, we have contracts with an estimated remaining contract value of $5.4 billion as of September 30, 2003, of which $591.5 million is funded backlog. Our contracts have a weighted-average term of approximately eight years.

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

Revenue Recognition

     For the nine months ended September 30, 2003, we estimate that approximately 98% of our revenues were derived from services and approximately 2% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method).

     We recognize revenues under our U.S. federal government contracts when a contract is executed, the contract price is fixed and determinable, delivery of the services or products has occurred, the contract is funded and collectibility of the contract price is considered probable. Our contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time we may proceed with work based on customer direction pending finalization and signing of contractual funding documents. We have an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred.

     We recognize revenues under our U.S. federal government contracts based on allowable contract costs, as mandated by the U.S. federal government's cost accounting standards. The costs we incur under U.S. federal government contracts are subject to regulation and audit by certain agencies of the U.S. federal government. Historically, contract cost disallowances resulting from government audits have not been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 39% time and materials, 32% cost-plus and 29% fixed price (a substantial majority of which were fixed price level of effort) during the nine months ended September 30, 2003. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15%. Due to competitive pressures, operating profits on such contracts are often less than 10%.

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

Goodwill Impairment

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $212.7 million and $138.6 million at September 30, 2003 and December 31, 2002, respectively. For the nine months ended September 30, 2003, goodwill increased by approximately $74.1 million as a result of the acquisition of ISI in May 2003. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather test our goodwill for impairment at least annually using a fair value approach.

     We completed our transition analysis under SFAS No. 142 as of June 30, 2002 and our annual impairment analyses as of September 30, 2002 and 2003, noting no indications of impairment for any of our reporting units.

Long-Lived Assets and Identifiable Intangible Asset Impairment

     The carrying amount of long-lived assets and identifiable intangible assets was approximately $18.2 million and $12.7 million at September 30, 2003 and December 31, 2002, respectively. Of the $18.2 million at September 30, 2003, approximately $7.7 million of the assets are related to our acquisition of ISI. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability. During the nine months ended September 30, 2003, we recognized an impairment charge of approximately $135,000, included in general and administrative expenses in the accompanying consolidated statement of operations, to write-down the carrying value of a building to its estimated fair market value.

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

     On May 23, 2003, we purchased all of the outstanding stock of Information Spectrum, Inc. ("ISI"), a provider of credential card technologies, military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $91.6 million, excluding transaction costs of approximately $724,000. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. The identifiable intangible assets consisted of $4.8 million of contracts and related customer relationships, and $500,000 for the value of a non-compete agreement. The preliminary value of the contracts and related customer relationships is based, in part, on an independent appraisal and other studies that are being performed by the Company. The contracts and related customer relationships have an expected useful life of approximately 5.3 years. The non-compete agreement value was based on the consideration paid for the agreement and is being amortized straight-line over the three year term of the agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized.

     The total purchase price paid, including transaction and other deal related costs, of $92.4 million was preliminarily allocated to the assets acquired and liabilities assumed as follows (in thousands):


        Historical net assets of ISI                         $        13,045
        Goodwill                                                      74,073
        Non-compete agreement                                            500
        Contracts and customer relationships                           4,751
                                                             ---------------
           Total consideration                               $        92,369
                                                             ===============

Statements of Operations

     The following is a description of certain line items from our statement of operations.

     Revenues for the three and nine months ended September 30, 2003 include the operations of ISI for the period beginning May 23, 2003, the date of the acquisition.

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

     Amortization expenses relate to intangible assets from our acquisitions. These intangible assets consist of contract backlog acquired as part of our acquisitions of Analysis & Technology, Inc., Sherikon, Inc., and the training division of SIGCOM, Inc. and contracts and related customer relationships acquired as part of our acquisition of ISI. Amortization expenses also include costs associated with a non-compete agreement related to the ISI acquisition.

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

FUNDED BACKLOG AND ESTIMATED CONTRACT VALUE

      Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. Historically, we believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted. We have increased our total estimated contract value by approximately $1.1 billion from $4.3 billion at December 31, 2002 to $5.4 billion at September 30, 2003, of which $591.5 million was funded backlog as of September 30, 2003.

     Our total estimated contract value, at a given time, represents the aggregate estimated contract revenue expected to be earned by us over the remaining life of our contracts. When we and one or more other companies are each awarded awarded a contract for the same scope of work, we include in total estimated contract value only our estimate of the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the U.S. federal government operates under annual appropriations, agencies of the U.S. federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated contract value is not funded backlog. Our estimated contract value is based on our experience under contracts and we believe our estimates to be reasonable. However, there can be no assurance that our existing contracts will result in realized future revenues. These amounts could vary depending upon government budgets and appropriations.

      In addition, we are periodically asked to work at-risk on projects. At-risk means that the customer has asked us to commence work, or to continue working, on a project even though there are no funds appropriated and released for payment. In most cases, the government is in the process of funding the contract or tasks and makes the request to avoid disruptions to the project. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

RESULTS OF OPERATIONS

     Our historical consolidated financial statements included herein do not reflect the full impact of the operating results of our acquisition of ISI, since its operating results are only included with our results from the date of acquisition.

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:


                                                                              For the Three Months Ended September 30,
                                                                              2003                               2002
                                                               -------------------------------          ------------------------
                                                                                          ($ in thousands)
Revenues                                                            $    279,080         100.0%         $  214,314           100.0%
Costs of revenues                                                        240,689          86.2             184,585            86.1
                                                               -----------------   -----------     ----------------   ------------
Gross profit                                                              38,391          13.8              29,729            13.9
                                                               -----------------   -----------     ----------------   ------------
Operating expenses:
     General and administrative expenses                                  14,969           5.4              12,704             5.9
     Amortization                                                            723           0.3                 476             0.2
                                                               -----------------   -----------     ----------------   ------------
Total operating expenses                                                  15,692           5.7              13,180             6.1
                                                               -----------------   -----------     ----------------   ------------
Operating income                                                          22,699           8.1              16,549             7.8
Other income, net                                                             --            --                  57              --
Secondary offering expenses                                                  798           0.3                   --             --
Interest expense, net                                                      3,831           1.4               3,223             1.5
Minority interest in (earnings) losses of subsidiaries                      (18)            --                   5              --
                                                               -----------------   -----------     ----------------   ------------
Income before income taxes                                                18,052           6.4              13,388             6.3
Provision for income taxes                                                 7,109           2.5               5,222             2.4
                                                               -----------------   -----------     ----------------   ------------
Net income                                                          $     10,943           3.9%         $    8,166             3.9%
                                                               =================   ============    ================   =============




                                                                              For the Nine Months Ended September 30,
                                                                              2003                               2002
                                                                  ----------------------------            -----------------------
                                                                                          ($ in thousands)
Revenues                                                            $    761,764         100.0%         $  608,880           100.0%
Costs of revenues                                                        656,695          86.2             526,278            86.4
                                                               -----------------   -----------     ----------------   ------------
Gross profit                                                             105,069          13.8              82,602            13.6
                                                               -----------------   -----------     ----------------   ------------
Operating expenses:
     General and administrative expenses                                 42,388            5.6              34,085             5.6
     Amortization                                                          1,763           0.2               1,430             0.3
                                                               -----------------   -----------     ----------------   ------------
Total operating expenses                                                  44,151           5.8              35,515             5.9
                                                               -----------------   -----------     ----------------   ------------
Operating income                                                          60,918           8.0              47,087             7.7
Other income, net                                                             --            --                 417             0.1
Secondary offering expenses                                                  798           0.1
Interest expense, net                                                     10,384           1.4              18,306             3.0
Minority interest in earnings of subsidiaries                               (50)            --                  (3)             --
                                                               -----------------   -----------     ----------------   ------------
Income before income taxes                                                49,686           6.5              29,195             4.8
Provision for income taxes                                                19,359           2.5               11,386            1.9
                                                               -----------------   -----------     ----------------   ------------
Net income                                                          $     30,327           4.0%         $   17,809             2.9%
                                                               =================   ============    ================   =============


REVENUES

     For the three months ended September 30, 2003, revenues increased by $64.8 million, or 30.2%, to $279.1 million from $214.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenues increased by $152.9 million, or 25.1% to $761.8 million, from $608.9 million for the nine months ended September 30, 2002. The increase in revenues was attributable to organic growth and the acquisition of ISI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the three and nine month periods ended September 30, 2003, our organic growth was 14.5%, or $31.0 million, and 17.7%, or $107.6 million, respectively. The increase in revenue was primarily driven by growth in the following contracts: Secretary of the Air Force Technical and Analytical Support, Battlefield Information Collection Exploitation Systems, contracts with the U.S. Army for military operations on urban terrain, ANSWER, our Professional Engineering Services schedule contract, and our other GSA contracts.

COSTS OF REVENUES

     For the three months ended September 30, 2003, costs of revenues increased by $56.1 million, or 30.4%, to $240.7 million from $184.6 million for the three months ended September 30, 2002. Costs of revenues as a percentage of revenues increased to 86.2% from 86.1% for the three months ended September 30, 2003. Cost of revenues as a percentage of revenue increased due to a modification of our treatment of certain overhead expenses which were reclassified as general and administrative expenses as requested by the government in the third quarter of 2002. For the nine months ended September 30, 2003, costs of revenues increased by $130.4 million, or 24.8%, to $656.7 million, from $526.3 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, costs of revenues as a percentage of revenues decreased to 86.2% from 86.4% for the nine months ended September 30, 2002. The costs of revenues increase was due in part to the corresponding growth in revenues resulting from organic growth and the acquisition of ISI. The majority of the increase in cost of revenues for the three and nine month periods ended September 30, 2003 was due to a $29.6 million and $58.2 million increase in direct labor and fringe costs and $22.0 million and $67.2 million increase in other direct contract costs, respectively. The increases in direct labor and fringe costs and other direct contract costs were offset in part by reductions in certain overhead expenses.

     For the three months ended September 30, 2003, gross profit increased $8.7 million, or 29.3%, to $38.4 million from $29.7 million for the three months ended September 30, 2002. Gross margin was 13.8% compared to 13.9 % for the comparable period in 2002. The decrease in gross margin for the three months ended September 30, 2003 was primarily attributable to a modification of our treatment of certain overhead expenses which were reclassified as general and administrative expenses as requested by the government in the third quarter of 2002. For the nine months ended September 30, 2003, gross profit increased $22.5 million, or 27.2%, to $105.1 million from $82.6 million for the nine months ended September 30, 2002. Gross margin was 13.8% compared to 13.6% for the comparable period in 2002. The increase in gross margin for the nine months ended September 30, 2003 was primarily a result of the impact of certain indirect cost reductions.

GENERAL AND ADMINISTRATIVE EXPENSES

     For the three months ended September 30, 2003, general and administrative expenses increased $2.3 million, or 18.1%, to $15.0 million from $12.7 million for the three months ended September 30, 2002. The increase was primarily attributable to the corresponding growth in revenue. General and administrative expenses for the three months ended September 30, 2003, as a percentage of revenues, decreased to 5.4% from 5.9% from the comparable period in 2002. The decrease in general and administrative expenses as a percentage as of revenues was attributable to a modification of our treatment of certain overhead expenses which were reclassified as general and administrative expenses as requested by the government in the third quarter of 2002. For the nine month period ended September 30, 2003, general and administrative expenses increased $8.3 million, or 24.3%, to $42.4 million from $34.1 million for the nine months ended September 30, 2002. General and administrative expenses for the nine months ended September 30, 2003, as a percentage of revenues, remained constant at 5.6% from the comparable period in 2002.

AMORTIZATION

     For the three months ended September 30, 2003, amortization expenses increased $247,000, or 51.9%, to $723,000 from $476,000 for the comparable period in 2002. Amortization as a percentage of revenues for the three months ended September 30, 2003 increased to 0.3% from 0.2% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, amortization expenses increased $333,000, or 23.3%, to $1.8 million from $1.4 million for the comparable period in 2002. Amortization as a percentage of revenues decreased to 0.2% from 0.3%. The increase in amortization expense for the three and nine months ended September 30, 2003 is attributable to the amortization of the intangible assets related to the ISI acquisition.

OPERATING INCOME

     For the three months ended September 30, 2003, operating income increased $6.2 million, or 37.6%, to $22.7 million from $16.5 million for the three months ended September 30, 2002. Operating income as a percentage of revenues increased to 8.1% for the three months ended September 30, 2003 from 7.8% for the comparable period in fiscal 2002. For the nine month period ended September 30, 2003, operating income increased $13.8 million, or 29.4%, to $60.9 million from $47.1 million for the nine month period ended September 30, 2002. Operating income as a percentage of revenues increased to 8.0% for the nine month period ended September 30, 2003 from 7.7% for the same period in 2002.

OTHER INCOME

     For the three months ended September 30, 2003, we did not have any other income. Other income for the three and nine months ended September 30, 2002 included a gain on the sale of assets of DisplayCheck, a previously discontinued business, and receipt of insurance proceeds for misappropriated equipment previously recorded as a loss.

SECONDARY OFFERING EXPENSES

     On September 22, 2003, certain of our stockholders sold 6,600,000 shares of our common stock in an underwritten offering pursuant to a registration statement on Form S-3 filed with the SEC (Commission File Nos. 333-108147 and 333-108858). In connection with this offering, we incurred approximately $798,000 of expenses in the third quarter of 2003, which amounts were reimbursed by certain of the selling stockholders and recorded by us as a contribution to paid-in capital. In the fourth quarter of 2003, the underwriters of this offering partially exercised their over-allotment option with respect to additional shares held by the selling stockholders. As a result, on October 16, 2003, certain of the selling stockholders sold an additional 297,229 shares of our common stock in a second closing pursuant to the same underwritten offering. Expenses incurred by us in connection with the second closing will also be reimbursed by certain of the selling stockholders and recorded by us as a contribution to paid-in capital in the fourth quarter of 2003.

INTEREST EXPENSE, NET

     For the three months ended September 30, 2003, interest expense, net of interest income, increased $608,000, or 18.8%, to $3.8 million from $3.2 million for the three months ended September 30, 2002. The increase is primarily attributable to the increased borrowings under our Credit Facility in conjunction with the ISI acquisition. For the nine months ended September 30, 2003, interest expense, net of interest income, decreased $7.9 million, or 43.2%, to $10.4 million from $18.3 million for the nine months ended September 30, 2002. The decrease in interest expense was due primarily to a reduction in our debt, which was paid down with proceeds from our initial public offering, or "IPO," and from increased operating cash flow. Interest expense for the nine months ended September 30, 2002 reflected the impact of certain items that did not occur in the nine months ended September 30, 2003. These items include the recognition of previously unrecognized losses of $1.9 million related to the termination of $30.0 million of interest rate swap agreements and $4.2 million of losses previously recorded as an extraordinary item in conjunction with the early extinguishment of debt.

PROVISION FOR INCOME TAXES

     As a result of our acquisition of ISI and certain non-deductible secondary offering expenses we incurred (referred to above), our effective tax rate for the three and nine months ended September 30, 2003 was 39.4% and 39.0%, respectively, compared with an effective tax rate of 39.0% for the three and nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Nine Months Ended September 30, 2003

      We generated $40.8 million in cash from operations for the nine months ended September 30, 2003. In comparison, we used $15.1 million in cash from operations for the nine months ended September 30, 2002. This increase in cash flow was primarily attributable to an increase in net income and improved working capital turnover, offset by an increase in deferred income taxes. Total days sales outstanding in accounts receivable, or "DSO," at September 30, 2003 decreased to 67 days from 78 days as of December 31, 2002. The improvement in total DSO from December 31, 2002 to September 30, 2003 was attributable to our improved billing and collection processes and an improvement in government payment cycles as a result for the nine months ended September 30, 2003. Accounts receivable totaled approximately $207.2 million at September 30, 2003, an increase of approximately $18.2 million, from $189.0 million at December 31, 2002 and represented 44.9% of the total assets at that date. In our acquisition of ISI, we purchased approximately $21.4 million of accounts receivable. For the nine months ended September 30, 2003, net cash used for investing activities was $94.6 million, which was attributable to purchases of property, plant and equipment and approximately $92.4 million for the acquisition of ISI. Cash provided by financing activities was $52.2 million for the nine months ended September 30, 2003, due to the additional borrowings under the revolving loan portion of our Credit Facility for the acquisition of ISI.

      On March 15, 2002, we completed our IPO with the sale of 4,687,500 shares of our common stock. Our net proceeds were approximately $75.2 million. We used the net proceeds from the IPO to repay debt outstanding under our prior credit facility, repay in full certain of our subordinated promissory notes and redeem $25.0 million principal amount of our 12% Notes. We also used $2.5 million of the IPO proceeds temporarily to repay debt under the revolving portion of our prior credit facility with the intention of repaying in full, on or before October 20, 2002, a $2.5 million principal amount promissory note held by former stockholders of Sherikon, Inc, a company we acquired in 2002. On October 18, 2002, we asserted an indemnification claim against the former shareholders of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. We are treating this indemnification claim as a set off against the $2.5 million promissory note obligation.

      Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility. On October 21, 2002, we entered into an amended and restated credit agreement related to our Credit Facility. Our Credit Facility permits the revolving loan portion of our Credit Facility to increase to a maximum of $200.0 million. As of September 30, 2003, $187.5 million of the revolving loan was committed to by participants in our Credit Facility. The Credit Facility also permits us to elect from time to time to (i) repurchase certain amounts of our subordinated debt and outstanding common stock from excess cash flow (as defined in the Credit Facility); and (ii) repurchase certain amounts of our subordinated debt from net cash proceeds of issuances of equity securities. In addition, the Credit Facility provides flexibility to raise additional financing to fund future acquisitions. Borrowings from the revolving line of credit can be made based upon a borrowing base consisting of a portion of our eligible billed and unbilled receivable balances and our ratio of net debt to EBITDA (as defined in the Credit Facility).

      The Credit Facility contains affirmative and negative covenants customary for such financings. In addition, the Credit Facility contains financial covenants customary for such financing, including, but not limited to: maximum ratio of net debt to EBITDA, maximum ratio of senior debt to EBITDA, and limitation on capital expenditures. For the periods ended September 30, 2003, and December 31, 2002, we were in compliance with all of the financial covenants. At September 30, 2003, total debt outstanding under our Credit Facility was approximately $75.8 million, consisting of $18.4 million of term loan and $57.4 million outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility were approximately $113.0 million as of September 30, 2003. Under certain conditions related to excess annual cash flow, and our ratio of net senior debt to EBITDA, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the term loan. In addition, borrowings under the Credit Facility mature on June 23, 2005, and we are scheduled to pay quarterly installments of approximately $950,000 under the term portion with the balance due when the Credit Facility matures on June 23, 2005. We did not have any capital commitments greater than $1.5 million as of September 30, 2003.

      Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business and the delays in government funding and payment. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our Credit Facility.

      We  have   relatively  low  capital   investment   requirements.   Capital
expenditures were $2.2 million and $2.5 million for the nine months ended September 30, 2003 and 2002, respectively, primarily for leasehold improvements and office equipment. We use off-balance sheet financing, primarily to finance certain capital expenditures. Operating leases are used primarily to finance the purchase of computers, servers, phone systems and to a lesser extent, other fixed assets like furnishings. At September 30, 2003, we had equipment worth approximately $16.2 million under operating leases. Had we not used operating leases, we would have used our existing line of credit to purchase these assets. Other than the operating leases described above, and facilities leases, we do not have any other off- balance sheet financing.

      Our business acquisition expenditures in the nine months ended September 30, 2003 were $92.4 million for the acquisition of ISI. This acquisition was financed primarily through borrowings under our Credit Facility.

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

INFLATION

     We do not believe that inflation has had a material effect on our business in the three months ended September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. While the interest rate on the remaining $75 million principal amount of our 12% Notes is fixed at 12%, the interest rate on both the term and revolving portions of our Credit Facility is affected by changes in market interest rates. We manage these fluctuations in part through interest rate swaps that are currently in place and our focus on reducing the amount of outstanding debt through cash flow.

     On January 29, 2002, we cancelled approximately $30 million of interest swap agreements and recognized previously unrecognized losses of $1.9 million in interest expense for the quarter ended March 31, 2002. As of September 30, 2003, the fair value of our remaining interest rate swap agreements resulted in a net liability of approximately $350,000 and has been included in other current liabilities.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $316,000 and $182,000 for the nine months ended September 30, 2003 and 2002, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1. LEGAL PROCEEDINGS

     We are involved in various legal proceedings in the ordinary course of business.

     On December 18, 2002, an arbitrator issued a decision requiring us to continue to issue task orders to a subcontractor under a subcontract for so long as our customer continues to issue task orders to us for these services. The arbitrator's decision also enjoined us from interviewing, offering employment to, hiring or otherwise soliciting employees of the subcontractor who work on this particular project. The arbitrator's decision also denied the subcontractor's claim for monetary damages and our counter-demand. We subsequently filed an action to vacate or modify that portion of the arbitrator's decision enjoining us from hiring certain subcontractor employees under any circumstances, since the prohibition extends the scope of the parties' pre-existing contractual obligations. The court vacated the portion of the arbitrator's decision relating to the scope of the injunction and referred the issue back to the arbitrator for further consideration. The arbitrator issued a revised decision dated September 26, 2003 which eliminated the permanent injunction against our hiring certain subcontractor employees and reaffirmed the continued applicability of the subcontract provision addressing the parties' rights and obligations with respect to the solicitation for hire of employees of the other party.

     We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.


ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

          NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE


ITEM 5. OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.   REPORTS ON FORM 8-K

     (1) On July 29, 2003, the Company filed a Current Report on Form 8-K/A, pursuant to Item 2 (Acquisition or Disposition of Assets), providing the financials statements required under Item 7. In accordance with
          Item 7 (a) (4), the required financial statements provided were the Audited Financial Statements for Information Spectrum, Inc. as of November 30, 2002, 2001, and 2000 and for each of the three years in the period ended November 30, 2002 and the related Independent Auditors' Report thereon, and the Unaudited Balance Sheet as of February 28, 2003 and the Unaudited Statements of Operations and Cash Flows for the three months ended February 28, 2003 and 2003. In accordance with Item (7) (b) (2), the Unaudited Pro Forma Condensed Consolidated Statements of Operations, Unaudited Pro Forma Condensed Consolidated Balance Sheet, and Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements were provided.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ANTEON INTERNATIONAL CORPORATION


Date:   October 31, 2003        By: /s/: Joseph M. Kampf
        ------------------         -------------------------------------------
                                   Joseph M. Kampf - President and
                                                     Chief Executive Officer



Date:   October 31, 2003        By: /s/: Charles S. Ream
        ------------------         -------------------------------------------
                                   Charles S. Ream - Executive Vice President
                                                     and Chief Financial Officer