Form 10-K
period 2003-12-31
ANTEON INTERNATIONAL CORP
filed 2004-03-08
CIK 1163842

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K
 (Mark One)
      [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [x]    No [ ]

           Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act).
    Yes [x]    No [x]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $549,497,718 (based on the closing price of $27.91 per share on June 30, 2003, as reported by the New York Stock Exchange- Corporate Transactions). For this computation, the registrant excluded the market value of all shares of its common stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
    Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         There were 35,441,075 shares of common stock outstanding as of February 23, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the proxy statement for the 2004 Annual
              Meeting of Shareholders                    Part III

                           FORWARD-LOOKING STATEMENTS

         This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

     o changes in U.S. federal government procurement laws, regulations, policies and budgets:

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

                                  RISK FACTORS

         Risks related to our business

U.S. Federal Government Contracting Risks--Our business could be adversely affected by significant changes in the contracting or fiscal policies of the U.S. federal government.

         We derive substantially all of our revenues from contracts with the U.S. federal government or subcontracts under U.S. federal government prime contracts, and we believe that the success and development of our business will continue to depend on our successful participation in U.S. federal government programs. Accordingly, changes in U.S. federal government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our U.S. federal government contracting business are:

         o budgetary constraints affecting U.S. federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

         o        changes in U.S. federal government programs or requirements;

         o curtailment of the U.S. federal government's use of technology services firms;

         o        the adoption of new laws or regulations;

         o        technological developments;

         o U.S. federal governmental shutdowns and other potential delays in the government appropriations process;

         o delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons;

         o competition and consolidation in the information technology industry; and

         o        general economic conditions.

         These or other factors could cause U.S. federal governmental agencies, or prime contractors where we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts, any of which could have a material adverse effect on our financial condition and operating results. Many of our U.S. federal government customers are subject to stringent budgetary constraints. We have substantial contracts in place with many U.S. federal departments and agencies, and our continued performance under these contracts, or award of additional contracts from these agencies, could be materially adversely affected by spending reductions or budget cutbacks at these agencies.

Early Termination of Contracts-- Our U.S. federal government contracts may be terminated by the government at any time prior to their completion, and if we do not replace them, our operating results may be harmed.

         We derive substantially all of our revenues from U.S. federal government contracts and subcontracts under U.S. federal government prime contracts that typically are awarded through competitive processes and span one or more base years and one or more option years. The option periods typically cover more than half of the contract's potential duration. U.S. federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government client to terminate the contract on short notice, with or without cause. A decision not to exercise option periods or to terminate contracts would reduce the profitability of these contracts to us.

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

         Most U.S. federal government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the U.S. federal agency to suspend the contractor's performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction or modification of the awarded contract.

         Contracts Subject to Audit--Our business could be adversely affected by a negative audit by the Defense Contract Audit Agency. We could be required to reimburse the U.S. federal government for costs that we have expended on our contracts and our ability to compete successfully for future contracts could be materially impaired.

         The Defense Contract Audit Agency, or the "DCAA," and other government agencies routinely audit and investigate government contracts. These agencies review a contractor's performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Therefore, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. If we were suspended or debarred from contracting with the U.S. federal government generally, or any significant agency in the intelligence community or Department of Defense, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our operating results would be materially harmed.

Contract Types and Risks--Our estimates of the time, resources and expenses required to complete our contractual commitments may not be accurate.

         We enter into three principal types of contracts with the U.S. federal government: time and materials, cost-plus, and fixed price. For the year ended December 31, 2003, approximately 38% were time and materials, 32% of our U.S. federal contracts were cost-plus, and 30% were fixed price (a substantial majority of which were fixed price level of effort). Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. There is financial risk to us should our costs to perform time and materials contracts exceed the negotiated hourly billing rates. Under cost-plus type contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling, funding has not been received or costs are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under fixed price contracts, we are required to perform the contract tasks at a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Fixed price contracts, in comparison to cost-plus contracts, typically offer higher profit opportunities because we bear the risk of cost-overruns and receive the benefit of cost savings. For all contract types, there is risk associated with the assumptions we use to formulate our pricing of the proposed work. In addition, when we serve as a subcontractor under our contracts, we are exposed to the risks of delays in payment from the prime contractor for the services we provide.

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

         Our defense and U.S. federal civil agency businesses must comply with and are affected by various government regulations. Among the most significant regulations are:

         o the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

         o the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

         o        the  Cost  Accounting   Standards,   which  impose  accounting
                  requirements that govern our right to reimbursement under certain cost-based government contracts; and

         o laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

         These regulations affect how our customers and we can do business and, in some instances, impose added costs on our businesses. In addition, we are subject to industrial security regulations of the Department of Defense and other U.S. federal agencies that are designed to safeguard against unauthorized persons', including foreigners', access to classified information. If we were to come under foreign ownership, control or influence, our U.S. federal government customers could terminate or decide not to renew our contracts, which could impair our ability to obtain new contracts. Any changes in applicable laws and regulations could also harm our operating results. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. federal government.

Risks   Relating  to  Reductions  or  Changes  in  Military  and  Department  of
      Defense-related Intelligence Agency Expenditures--A decline in the U.S. defense budget may adversely affect our operations.

         Sales under contracts with the U.S. Department of Defense, including sales under subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 88% and 78% of our sales for the year ended December 31, 2003 and for the year ended December 31, 2002, respectively. The U.S. defense budget declined from time to time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused most defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we currently provide limited or no services. A change in the U.S. Presidential Administration or in the composition of Congress could also materially affect levels of support for military expenditures. A general significant decline in military expenditures could harm our operating results.

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

         In addition, the U.S. federal government's ability to select multiple winners under ID/IQ contracts and GWACs, as well as its right to compete subsequent task orders among such multiple winners, means that there is no assurance that certain of our existing contracts will result in actual orders. Further, the U.S. federal government enjoys broad rights to unilaterally modify or terminate such contracts and task orders, including the right not to exercise options to extend multi-year contracts through the end of their potential terms. Accordingly, most of our existing contracts and task orders are subject to modification and termination at the U.S. federal government's discretion. In addition, funding for orders from the U.S. federal government is subject to approval on an annual basis by Congress pursuant to the appropriations process.

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

         Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. There is a risk that we may have disputes with subcontractors concerning a number of issues including the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our decision not to extend existing task orders or issue new task orders under a subcontract, or our hiring of former personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor. Further, there is a risk that a subcontractor's technology solution on which certain of our contracts and task orders are dependent could become obsolete or fall out of favor with customers. In extreme cases, such subcontractor performance deficiencies could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Dependence on Key Personnel --If we lose our technical personnel or members of senior management, our business may be adversely affected.

         Our continued success depends in large part on our ability to recruit and retain the technical personnel necessary to serve our clients effectively. Competition for skilled personnel in the information technology and systems engineering services industry is intense and technology service companies often experience high attrition among their skilled employees. Excessive attrition among our technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our clients' needs and constrain our future growth. In addition, we must often comply with provisions in U.S. federal government contracts that require employment of persons with specified levels of education, work experience and security clearances. The loss of any significant number of our existing key technical personnel or the inability to attract and retain key technical employees in the future could have a material adverse effect on our ability to win new business and could harm our operating results. There is also a risk that our efforts to hire personnel of our competitors or subcontractors or other persons could lead to claims being asserted against us that our recruitment efforts violate contractual arrangements or are otherwise wrongful.

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

         We have completed and substantially integrated six strategic acquisitions since 1997. The U.S. federal government information technology solutions and systems engineering services industry remains fragmented, and we believe that acquisition and consolidation opportunities will continue to present themselves periodically. We intend to continue to selectively review acquisition candidates with a focus on companies with complementary skills or market focus. Our continued success may depend upon our ability to integrate any businesses we may acquire in the future. The integration of such businesses into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. Such difficulties of integration may include the coordination of geographically dispersed organizations, the integration of personnel with disparate business backgrounds and the reconciliation of different corporate cultures. In addition, in certain acquisitions, U.S. federal acquisition regulations may require us to enter into contract novation agreements with the government, a routinely time-consuming process. Government agencies may delay in recognizing us as the successor contractor in these situations, thereby possibly preventing our realization of some of the anticipated benefits of such acquisitions. There can be no assurance that acquired entities will operate profitably, that we will realize anticipated synergies or that these acquisitions will cause our operating performance to improve.

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

         We conduct due diligence in connection with each of our acquisitions. In connection with any of our acquisitions, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. federal government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could harm our operating results.

Our Employees may Engage in Improper Activities with Adverse Consequences to our
         Business.

         As with other government contractors, we are faced with the possibility that our employees may engage in misconduct, fraud or other improper activities that may have adverse consequences to our prospects and results of operations. Misconduct by employees could include failures to comply with U.S. federal government procurement regulations, violation of federal requirements concerning the protection of classified information, improper labor and cost charging to contracts and misappropriation of government or third party property and information. The occurrence of any such employee activities could result in our suspension or debarment from contracting with the U.S. federal government, as well as the imposition of fines and penalties, which would cause material harm to our business.

Risks Associated with International Operations--Our international business exposes us to additional risks including legal regulations and social, political or economic instability that could harm our operating results.

         In   connection   with   our   international   operations,   (including
international operations under U.S. government contracts), we are subject to risks associated with operating in and selling to foreign countries, including:

         o        compliance with the laws of the countries in which we operate;

         o        hyperinflation or political instability in foreign countries;

         o potential personal injury to our personnel who may be exposed to military conflict or other hostile situations in foreign countries;

         o imposition or increase of investment and other restrictions or requirements by foreign governments; and

         o        compliance  with U.S.  arms  export  control  regulations  and
                  policies,   which   govern  our  ability  to  supply   foreign
                  affiliates and customers.

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

     As of December 31, 2003, our debt was $158.8 million. You should be aware that this level of debt could have important consequences. Below we have identified some of the material potential consequences resulting from this amount of debt.

         o        We may be unable to obtain  additional  financing  for working
                  capital,   capital  expenditures,   acquisitions  and  general
                  corporate purposes.

         o Over time, a significant portion of our cash flow from operations must be dedicated to the repayment of indebtedness, thereby reducing the amount of cash we have available for other purposes.

         o Our ability to adjust to changing market conditions may be hampered. We may be more vulnerable in a volatile market.

Additional Borrowings Available--Despite current debt levels, we and our subsidiaries may still be able to incur substantially more debt. This could further increase the risks described above.

         We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of our Amended and Restated Credit Agreement of December 19, 2003, or "Credit Facility," limit, but do not prohibit us or our subsidiaries from doing so. As of December 31, 2003, our Credit Facility would have permitted additional borrowings of up to $203.7 million. If new debt is added by us or our subsidiaries, the related risks that we and they now face could intensify.

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

         You should be aware that our ability to repay or refinance our debt depends on our successful financial and operating performance. We cannot assure you that our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include:

         o the current economic and competitive conditions in the information technology industry; o budgetary constraints affecting U.S. federal government spending, and changes in fiscal policies or available funding;

         o U.S. federal government shutdowns and other potential delays in the government appropriations process;

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

         o        delays in implementing any strategic projects we may have.

         If our financial performance declines and we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. Also, certain alternative strategies would require the consent of our senior secured lenders before we engage in any such strategy.

Restrictive Debt Covenants--The terms of our Credit Facility impose significant restrictions on our ability and that of our subsidiaries to take certain actions which may have an impact on our business, operating results and financial condition.

         Our Credit Facility imposes significant operating and financial restrictions on us and our subsidiaries and requires us to meet certain financial tests. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

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

         The failure to comply with any of these covenants would cause a default under our Credit Facility. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.

Item 1. BUSINESS

General

         We are a leading provider of information technology solutions and systems engineering and integration services to government clients as measured by revenue. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. We have broad service competencies that include strengths in intelligence systems, emergency response management, logistics modernization, secure identification and access management solutions, training, platform and weapons systems engineering support, ballistic missile defense, healthcare services and government enterprise solutions.

         We currently serve over 1,000 U.S. federal government clients in more than 50 government agencies, as well as state and foreign governments. For the year ended December 31, 2003, approximately 88% of our revenues were derived from the Department of Defense, or "DOD," and DOD-related intelligence agencies, and approximately 10% from civilian agencies of the U.S. federal government, of which approximately 3% is derived from the Department of Homeland Security, or "DHS". For the year ended December 31, 2003, approximately 89% of our revenues were from contracts where we were the lead, or "prime," contractor on our projects. We provide our services under long-term contracts that have a weighted average term of seven years, assuming the exercise of all potential contract options. Additionally, we have contracts with an estimated remaining contract value of $5.6 billion as of December 31, 2003, of which approximately $661.1 million is funded backlog.

         From January 1996 to December 31, 2003, we increased revenues from $141.8 million to $1.0 billion, at a compound annual growth rate, of approximately 33%. Our revenues grew organically by approximately 16% from 2002 to 2003 and approximately 17% from 2001 to 2002. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods.

The U.S. Federal Government Technology Services Market

         The U.S. federal government is the largest single customer for information technology solutions and systems engineering services in the United States. The U.S. federal government technology services market, which includes information technology solutions and system engineering services, is large and growing, with total estimated expenditures of more than $121.7 billion in the U.S. federal government's fiscal year ending September 30, 2004. Government agency budgets for these technology services are forecast to grow more than 5% annually through government fiscal year 2005.

         Additionally, it is anticipated that technology services spending will grow more than $4.5 billion annually over the next four years in the areas emphasized by the U.S. government's evolving military strategy, including homeland security, missile defense, information security, logistics management, systems modernization, weapon systems design improvements and military personnel training. Defense spending is projected to exceed $375.0 billion in government fiscal year 2004, a 3% increase over government fiscal year 2003. The President's proposed budget for government fiscal year 2005 includes defense spending of $401.7 billion, a 7% increase over government fiscal year 2004, and the largest Department of Defense budget in history in actual dollars. The 2005 Department of Defense spending plan submitted to Congress includes a 30% increase over the next six years.

Government Contracts and Contracting

         The federal technology services procurement environment has evolved in recent years due to statutory and regulatory changes resulting from procurement reform initiatives. U.S. federal government agencies traditionally have procured technology solutions and services through agency-specific contracts awarded to a single contractor. However, the number of procurement contracting methods available to U.S. federal government customers for services procurements has increased substantially. Today, there are three predominant contracting methods through which government agencies procure technology services: traditional single award contracts, GSA Schedule contracts, and ID/IQ contracts.

         Traditional single award contracts specify the scope of services that will be delivered and the contractor that will provide the specified service. These contracts have been the traditional method for procurement by the U.S. federal government. When an agency has a requirement, interested contractors are solicited, qualified, and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of bids requires the agency to maintain a large, professional procurement staff and can take a year or more to complete.

         GSA Schedule contracts are listings of services, products and prices of contractors maintained by the GSA for use throughout the U.S. federal government. In order for a company to provide services under a GSA Schedule contract, the company must be pre-qualified and awarded a contract by GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency's services requirements and initiates a competition limited to GSA Schedule qualified contractors. Use of GSA Schedule contracts is expected to provide the user agency with reduced procurement time and lower procurement costs.

         ID/IQ contracts are contract forms through which the U.S. federal government creates preferred provider relationships with contractors. These umbrella contracts outline the basic terms and conditions under which the government may order services. An umbrella contract typically is managed by one agency, the sponsoring agency, and is available for use by any agency of the U.S. federal government. The umbrella contracts are competed within the industry and one or more contractors are awarded contracts to be qualified to perform the work. The competitive process for procurement of work to be performed under the contract, called task orders, is limited to the pre-selected contractor(s). If the ID/IQ contract has a single prime contractor, the award of task orders is limited to that single party. If the contract has multiple prime contractors, the award of the task order is competitively determined. Multiple-contractor ID/IQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as GWACs. Due to the lower cost, reduced procurement time, and increased flexibility of GWACs, there has been greater use of GWACs among many agencies for large-scale procurements of technology services.

Key Factors Driving Growth

         There are several key factors which we believe will continue to drive the growth of the U.S. federal technology services market and our business:

         o Increased Outsourcing. The downsizing of the U.S. federal government workforce, declining availability of information technology management skills among government personnel, and a corresponding growth in the backlog of software maintenance tasks at many government agencies are contributing to an increase in technology outsourcing. According to the Office of Management and Budget, spending on outsourced information technology solutions is projected to grow at a rate substantially faster than overall U.S. federal government information technology expenditures. In government fiscal year 2003, 83% of the U.S. federal government's total information technology solutions spending flowed to contractors. By government fiscal year 2008, this rate of outsourcing is projected to increase to 87% of total information technology spending.

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

         o Continued Dependence on Commercial Off-the-Shelf Hardware and Software. The U.S. federal government has increased its use of lower cost, open architecture systems using commercial off-the-shelf, or "COTS," hardware and software, which are rapidly displacing the single purpose, custom systems historically favored by the U.S. federal government. The need for COTS products and COTS integration services is expected to increase as the government seeks to ensure the future compatibility of its systems across agencies. In addition, the continued shortening of software upgrade cycles is expected to increase the demand for the integration of new COTS products.

         o Increased Spending on National Defense. After years of spending declines, national defense spending is projected to grow substantially over the next five years with the U.S. federal government increasing its commitment to strengthen the nation's security, defense and intelligence capabilities. The U.S. federal government is investing in improved homeland security, greater information systems security, more effective intelligence operations, and new approaches to warfare simulation training. Defense spending is projected to exceed $375.0 billion in government fiscal year 2004, an increase of almost 13% over government fiscal year 2003. The President's proposed budget for 2005 defense spending is $401.7 billion, a 7% increase over the government fiscal year 2004 budget and the largest defense budget in history in actual dollars.

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

         o Continuing Impact of Procurement Reform. Recent changes in U.S. federal procurement regulations have incorporated commercial buying practices, including preferred supplier relationships in the form of GWACs, into the government's procurement process. These changes have produced lower acquisition costs, faster acquisition cycles, more flexible contract terms, and more stable supplier/customer relationships. U.S. federal expenditures through GWACs has grown significantly over the past three years, and the GSA projects growth in its GWAC and Schedule contracts will average 6% annually over the next four years.

Our Capabilities and Services

         We are a leading provider of information technology solutions to government clients. We design, integrate, maintain and upgrade state-of-the art information systems for national defense, intelligence, emergency response and other high priority government missions. As a total solutions provider, we maintain the comprehensive information technology skills necessary to support the entire lifecycle of our clients' systems, from conceptual development through operational support. We provide requirements definition and analysis, process design or re-engineering, systems engineering and design, networking and communications design, COTS hardware and software evaluation and procurement, custom software and middleware development, system integration and testing, and software maintenance and training services. Depending upon client needs, we may provide total system solutions employing our full set of skills on a single project, or we may provide more targeted, or "bundled," services designed to meet the client's specific requirements. For example, we built, and continuously maintain and upgrade, the National Emergency Management Information System, or "NEMIS," an enterprise wide management information system, for the U.S. Federal Emergency Management Agency, or "FEMA." This system has been procured in three phases: system definition and design, base system development and deployment, and upgrades to incorporate current web technology.

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

INFORMATION TECHNOLOGY SOLUTIONS

         Intelligence Systems. We have more than ten years of experience in designing, developing and operating information systems used for intelligence missions. These missions focus on data and imagery collection, as well as information analysis and dissemination of information to the battlefield. An example of our working in this area includes:

o Coalition Enterprise Regional Information Exchange System CENTRIXS and CENTRIXS N.A.T.O. Since 1993, through a series of contracts, we have provided services to the U.S., N.A.T.O., and other allied military forces with near-real-time correlated situation and order of battle information for threat analysis, target recommendations, indications and warnings. CENTRIXS is one of the most widely-used command, control, computers, communication and intelligence, systems within the international intelligence community. We provide systems engineering and technical assistance, software development, configuration management, operational support and user training. This program recently has been expanded to include the deployment of new systems to Central Asia and additional system deployments to the coalition countries in the war on terrorism and Operation Iraqi Freedom.

         Emergency Response Management. We have unique experience in developing information technology systems to support emergency response management requirements. Our expertise includes large-scale system design, development, testing, implementation, training and operational support. Our work in this area includes:

o National Emergency Management Information System. Since early 1996, we have supported the development of the NEMIS system for FEMA through a series of contracts and task orders. We believe our support to FEMA will continue to grow with FEMA's increased responsibility as a first responder to disasters and terrorist attacks and as FEMA supports its mission within DHS. NEMIS provides mission critical functionality for FEMA's core mission of disaster response and recovery. This enterprise-wide management information system connects several thousand desktop and mobile terminals/handsets, providing FEMA with a fully mobile, nationwide, rapid response disaster assessment and mitigation system. We continue to provide enhancements to the current system, and we are in the process of expanding our support to this mission area to include an internet-based capability that will integrate with the DHS technology infrastructure.

         Logistics Modernization. We provide a wide range of logistics management information technology solutions, including process design and re-engineering, technology demonstrations, proof-of-concept systems development, new systems development and existing systems upgrades. Our working logistics modernization includes:

o U.S. Air Force Cargo Movement Operations System or "CMOS." We designed and developed this system and have maintained it since 1989. It is used by the Department of Defense Traffic Management Office to provide in-transit visibility of cargo from the shipment originator to its final destination. CMOS allows our client to automate the process of cargo movement throughout DOD bases worldwide. We continue to design and develop enhancements to the system to take advantage of new technology including web-enablement and electronic data interchange applications.

o Joint Logistics Warfighting Initiative or "JLWI." In March 2000, we entered into the Joint Logistics Warfighting Initiative contract. JLWI represents the DOD's efforts focused on facilitating the military's logistics transformation and improving military readiness through business process improvements and the implementation of new and emerging technologies. We are providing process re-engineering, system design, and database integration as we conduct a variety of client directed process and technology experiments and demonstrations. We have developed a proof-of-concept for web enabling the military's legacy logistics systems in order to provide real-time visibility of logistics information on the battlefield, or the "JLWI Shared Data Environment." Third party independent validation and verification of the JLWI Shared Data Environment reflects that it has already gained significant support through its use by units in the U.S. and in overseas locations like Afghanistan and Kuwait.

         Government Enterprise Solutions. Our supply chain management, software engineering and integration experience allows us to develop large-scale e-commerce applications tailored for the specific needs of the U.S. federal government environment. These applications provide end-users with significantly decreased transaction costs, increased accuracy, reduced cycle times, item price savings, real-time order status and visibility of spending patterns.

o U.S. Postal Service E-Buy System. We have been providing lifecycle information technology services to the U.S. Postal Service since 1983. We have developed and implemented an electronic commerce application to serve an estimated 80,000 to 100,000 U.S. Postal Service employees who purchase a wide range of products on the U.S. Postal Service intranet web site. Pre-negotiated supplier catalogs are hosted on an intranet for security and performance. Web-based purchasing provides catalog management capability, multi-catalog searching, self-service ordering, workflow and approval processing and other status and receiving functions. Fulfilling the U.S. Postal Service's requirement to serve up to 100,000 employees required the development of a very robust transaction processing application.

o Joint and Service Enterprise Information Technology Support. We have provided Enterprise Information Technology support for numerous Joint and Service Commands, or the "Commands," for the past decade, both in the U.S. and in numerous locations abroad. Our support comprises all functions of the Enterprise including telecommunications engineering, planning and operation, network development, administration and management, software life-cycle support, and business process engineering. Our employees deploy with the Commands during both peacetime operations and war and are making vital contributions to the Commands' capabilities to accomplish their missions. The supported Commands include U.S. Central Command and its Army, Third U.S.
         Army/ARCENT, and the U.S. Air Force, 9th U.S. Air Force/CENTAF, component commands, U.S. Army Forces Command, the U.S. Army Reserve Command, and the U.S. Army Network Engineering and Technology Command.

o Coalition, Joint and Service Training Exercise Support Commands. We have provided mission Exercise Program Support from the individual unit to multi-national coalition level. We plan events that prepare commanders and their staff to measure training proficiency, correct deficiencies, and prepare for wartime missions. We are adept at planning, implementing, and critiquing all aspects of these events to include augmentation with senior mentor and subject matter experts. We have planned every facet of the events to include logistical support, communications system planning and provisioning, and other support functions. These exercises have played a major part in preparation of United States and Coalition Forces to meet the global war on Terrorism, and Operations Iraqi Freedom and DHS missions.

         Modeling, Simulation and Training. We provide a comprehensive set of information technology solutions and services to our clients, including computer-based training, web-based training, distant learning, interactive electronic technical manuals, performance support systems and organizational assessment methods. We provide service to the following programs:

o Program Executive Office Simulation Training and Instrumentation, or "PEO STRI." Since January 2000, we have provided life cycle support for constructive training at fourteen U.S. Army Simulation and Training Command Simulation centers worldwide. We have more than 700 personnel supporting this program at more than 50 sites throughout the United States, Germany, Italy and South Korea. We provide exercise support for computer-driven and manual battle simulations, including planning, coordination, personnel support, instructional aid development, simulation training, database and scenario development and system integrity. We support a variety of mission specific simulations, providing highly qualified professionals who are certified in all aspects of simulation support, to each of the U.S. Army's Battle Simulation Centers.

o Military Operations on Urban Terrain, or "MOUT." We have supported the U.S. Army's MOUT program since July 1997. Our support to MOUT primarily focuses on the design and instrumentation of the most advanced MOUT site in the world located at the Joint Readiness Training Center, Fort Polk, LA, as well as other sites worldwide. The site allows trainers to continuously observe, control, monitor and record the conduct of training. The system captures every second of a training exercise through the use of nearly 1,000 cameras tied together via a fiber optic backbone and high-speed local area network to the control room. The system is also designed to control targetry and multiple battlefield effects and has the flexibility to support both simulated fire and live fire exercises. We have also developed a mobile version of MOUT to facilitate training in the theater of operation. For example, two Mobile MOUT, or "Mobile MOUT," sites were ordered and delivered for use in Kuwait and Afghanistan in early 2003 to support operations in the global war on terrorism.

         Secure Identification and Access Management Solutions. Our acquisition of ISI enhances our position in this market and provides us with capabilities in optical memory card technology, which is used primarily for high-capacity portable secure data storage and authentication through multiple biometrics. This capability, combined with our expertise in integrated circuit card technology, which is used primarily for access control and related transaction processing, positions us to capitalize on the growing demand in this market. Both of the secure identification and access control technologies are gaining significant and increased support with U.S. federal agencies, including the DOD, DHS and foreign governments.

o Integrated Card Production System. We are the prime contractor for secure identification and border control card solutions for the DHS's Bureau of Citizenship and Immigration Services, or "BCIS." Through a contract with the BCIS, we provide the Permanent Resident Card solution, as well as the Department of State Border Crossing "LaserVisa" Card solution. To date, the U.S. federal government has procured over 20 million secure identification cards through this contract. We are positioned to grow from the expanding budget of DHS, as secure identification and credential card technologies proliferate within DHS and other U.S. federal government agencies.

         Healthcare Services We deliver information technology solutions in healthcare programs for the Department of Defense, Army, Navy, Air Force and Marine Corps. Our support for medical research includes statistical analysis, data mining of complex medical databases and health surveillance. Our solutions for patient care include diagnostics, image processing, and medical records management.

o U.S. Army Medical Department We provide technical, scientific, and administrative support to the Office of the Surgeon General, the U.S. Army Medical Research and Material Command and the U.S. Army Medical
         Command and its subordinate activities, laboratories and medical facilities. We have been providing this support since 1989 under several contracts. We support the research, development, acquisition and/or fielding of medical equipment and supplies, drugs, vaccines, diagnostics and advanced information technology. We assist with policy development and implementation, strategic planning, decision-making, information systems design and development, information management, studies and analyses, logistics planning and medical research. These services entered into areas of homeland security, domestic medical preparedness and Chemical Biological Radiological Nuclear Defense programs.

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

o Secretary of the Air Force Technical and Analytical Support, or "SAFTAS." In December 2000, we entered into a 15-year contract with the U.S. Air Force to provide technical and analytical support to the
         Headquarters Air Force and Secretary of the Air Force organizations. The contract includes support to the Assistant Secretary of the Air Force for Acquisition, the Joint Strike Fighter Program Office, the Under Secretary for Space, and all of the Program Executive Offices which oversee all aircraft, munitions, space and Command, Control, Computer, Communications, Intelligence, Surveillance and Reconnaissance systems. We provide program, budgetary, policy and legislative analysis, information technology services, systems engineering and technical management services for all major Air Force acquisition programs. We believe that this program, as well as similar programs for the U.S. Navy, will continue to experience growth as the Department of Defense plans for billions of dollars of system upgrades over the next decade.

o Shipbuilding Engineering Support. For over twenty years, we have provided acquisition management and engineering support to the U.S. Navy's shipbuilding program offices. Today, this includes the AEGIS shipbuilding program, the aircraft carrier program, all submarine programs and the developmental programs, such as the new DDX destroyer, and the Littoral Combatant Ship. We also develop software serving the global ship design industry. In addition to support for the acquisition offices and industry, we provide support for the ships during their in-service phase of the life cycle through multiple contracts. This includes installation support, refurbishment of equipment and provision of new software.

o Research, Development, Test and Evaluation Support. We support various DOD laboratories and field activities in the provision of technology, testing, operation of facilities and general research and development, or "R&D," support. Our technologies range from the provision of advanced algorithms for the Virginia class submarines, software for decision support systems, video compression algorithms, advanced sonar concepts and unique software for technology assessment. We operate the Air Force Research Laboratory's Laser Facilities and conduct material testing on their behalf. We operate special test facilities in Annapolis, MD that are nationally unique and include a deep diving test facility. We support almost every U.S. Navy R&D facility and have a significant presence in the Office of Naval Research.

         Missile Defense. We have more than a decade of experience in missile defense programs. We provide long-range planning, threat assessment, systems engineering and integration, acquisition support services and program management services.

o Theater-Wide Ballistic Missile Defense or "TBMD." Since January 1999, we have supported the U.S. Navy by providing management, systems engineering and technical support to the TBMD program. We provide a broad range of support to develop, test, evaluate, and produce the Navy's future ballistic missile defense systems. Due to our Navy TBMD System experience, we were selected to provide similar support to the National Missile Defense program. We believe missile programs will experience near-and-long-term growth as the DOD moves forward to meet the U.S. federal government's mandate for a national missile defense system.

Our Growth Strategy

         Our goal is to become the first pure-play technology services company to be included in the top tier of government technology service providers. Our objective is to continue to profitably grow our business as a premier provider of comprehensive technology solutions and services to the U.S. federal government market. Our strategy to achieve this objective includes the following:

o        Continue to Increase Market Penetration. In the past 10 years, the U.S.
         federal government's shift towards using significantly larger, more comprehensive contracts, such as GWACs, has favored companies with a broad range of technical capabilities and proven track records. As a prime contractor on three of the four largest GWACs for information technology services based on overall contract ceiling value, we have benefited from these changes. We will continue to expand our role with current customers on existing programs while also pursuing new opportunities only available through these larger contracts.

o        Capitalize  on Increased  Emphasis on  Information  Security,  Homeland
         Security and Intelligence. Defense spending is projected to exceed $375.0 billion in government fiscal year 2004, an increase of almost 3% over government fiscal year 2003, and is expected to reach $401.7 billion in government fiscal year 2005, a 7% increase over projected government fiscal year 2003 spending. Defense budgets are expected to grow by 30% over the next six years, based on the Department of Defense spending plan submitted to Congress. We believe that many of the key operational goals of the U.S. federal government correlate with our expertise, including developing a national missile defense system, increasing homeland security, protecting information systems from attack, conducting effective intelligence homeland security, protecting information systems from attack, conducting effective intelligence operations, and training for new approaches to warfare through simulation.

o Capitalize on Growing Demand in the Secure Identification and Access Management Solutions Market. The use of credential card technologies for secure identification and access control solutions is rapidly gaining momentum with U.S. federal agencies, the DOD and foreign governments. These cards are used for cardholder authentication, physical access control and logical access control. Our acquisition of ISI enhances our position in this market and provides us with a full range of capabilities to meet our customers' requirements. ISI brings us extensive experience with optical storage card technology, which is used primarily for authentication using biometrics and physical access control. This capability, combined with our expertise in integrated circuit card technology, used primarily for logical access control, uniquely positions us to capitalize on the growing demand in this market regardless of the application or credential card technology selected by customers.

o Cross-Sell our Full Range of Services to Existing Customers. We plan to continue expanding the scope of existing customer relationships by marketing and delivering the full range of our capabilities to each customer. Having developed a high level of customer satisfaction and critical domain knowledge as the incumbent on many long-term contracts, we have a unique advantage and opportunity to cross-sell our services and capture additional contract opportunities. For example, we believe our strong performance record and detailed understanding of customer requirements developed on the U.S. Air Force Cargo Movement Operations System led directly to our being awarded a contract relating to the Joint Logistics Warfighting Initiative.

o Continue our Disciplined Acquisition Strategy. We employ a disciplined methodology to evaluate and select acquisition candidates. We have completed six strategic acquisitions since 1997. Our industry remains highly fragmented and we believe the changing government procurement environment will continue to provide additional opportunities for industry consolidation. We will continue to selectively review acquisition candidates with complementary skills or market focus.

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

         On March 15, 2002, we entered into certain reorganization transactions in connection with our initial public offering, including the merger of Anteon Virginia into us. Following the merger, the name "Anteon International Corporation" is borne solely by a single Delaware corporation, which is the direct 100% parent company of Anteon Corporation (formerly Techmatics).

Acquisitions

         We employ a highly disciplined methodology to evaluate acquisitions. Since 1997 we have evaluated several hundred targets and have successfully completed and integrated six strategic acquisitions. Each of these acquired businesses has been accretive to earnings, exceeded our synergy expectations, added to our technical capabilities and expanded our customer reach. The acquired businesses and their roles within our service offerings are summarized in the table below.

                                                                                                 Revenues prior to
  Year   Acquired Business                        Business Description                            acquisition(1)
                                                                                                  ($ in millions)
1997        Vector Data    Intelligence collection, exploitation, and dissemination systems       $      35.6
1998        Techmatics     Surface ship and combat systems and ballistic missile defense                 56.7
                           program management
1999        Analysis &     Undersea ship and combat systems, acoustical signal processing,              170.4
            Technology     modeling and simulation, information technology systems and software design
2000         Sherikon      Military healthcare services systems, networking and                          62.7
                           communications systems
2001      SIGCOM Training  Training simulation systems and services                                      12.5
2003            ISI        Secure identification and access management solutions and military           130.5
                           logistics and training

--------------------------------------------------------

(1) Consolidated revenue of acquired business for its most recently completed fiscal year ended prior to the acquisition date.

         In August 1997, we purchased Vector Data Systems, Inc., or "Vector Data," a supplier of specialized information systems and services for the collection, analysis and distribution of military intelligence data. In May 1998, we acquired Techmatics, Inc., an established provider of systems engineering and program management services for large-scale military system development, including the Navy's surface ship fleet, on-ship combat systems and missile defense programs. With the acquisition of Analysis & Technology, Inc., or "A&T," in June 1999, we expanded our customer base for systems engineering and program management services to the Navy's undersea systems and added important technical expertise in computer-based training, modeling, simulation and advanced signal processing. In October 2000, we purchased Sherikon, Inc., or "Sherikon," extending the reach of our information technology solutions to military healthcare delivery system. In July 2001, we acquired the training division of SIGCOM, Inc. and increased the range of our information technology-enabled training solutions to include the realistic simulation of urban environments for the planning and preparation of overseas military operations. In May 2003, we purchased ISI, a provider of secure identification and access management solutions and military logistics and training to primarily the Department of Defense.

Existing Contract Profiles

         We currently have a portfolio of more than 500 active contracts. Our contract mix for the year ended December 31, 2003 was 38% time and materials contracts, 32% cost-plus contracts and 30% fixed price contracts (a substantial majority of which were firm fixed price level of effort).

         Under a time and materials contract, the contractor is paid a fixed hourly rate for each direct labor hour expended and is reimbursed for direct costs. To the extent that actual labor hour costs vary significantly from the negotiated rates under a time and materials contract, we may generate more or less than the targeted amount of profit.

         Cost-plus contracts provide for reimbursement of allowable costs and the payment of a fee which is the contractor's profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of allowable costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

         Under a fixed price contract, the contractor agrees to perform the specified work for a firm fixed price. To the extent that actual costs vary from the price negotiated we may generate more or less than the targeted amount of profit or even incur a loss. In addition, we generally do not pursue fixed price software development work that may create material financial risk. We do, however, execute some fixed price labor hour and fixed price level of effort contracts which represent similar levels of risk as time and materials contracts. The substantial majority of these fixed price contracts involve a defined number of hours or a defined category of personnel. We refer to such contracts as "level of effort" contracts. Fixed price percentages in the table below include predominantly fixed price labor hour and fixed price level of effort contracts. Our historical contract mix is summarized in the table below.


                                  Contract Mix

                                                         Year End
                                         ---------------------------------------
                   Contract Type         1999     2000    2001     2002     2003
--------------------------------------------------------------------------------
  Cost-Plus.............................  37%      41%     37%      35%      32%
  Time and Materials....................  38%      31%     34%      37%      38%
  Fixed Price...........................  25%      28%     29%      28%      30%

         Our contract mix changes from year to year depending on the contract mix of companies we acquire, as well as our efforts to obtain more time and materials and fixed price work.

         In addition to a wide range of single award contracts with defense, civil, state and local government customers, we also hold a number of multiple award omnibus contracts and GWACs that currently support more than 3,600 separate task orders. The broad distribution of contract work is demonstrated by the fact that no single award contract or task order accounted for more than 8% of our total 2003 revenue.

         Government Wide Acquisition Contracts. We are one of the leading suppliers of information technology services under GWACs, and a prime contractor for three of the four largest GWACs for information technology services as measured by overall contract ceiling value. These contract vehicles are available to any government customer and provide a faster, more-effective means of procuring contract services. For example, in December 1998, we were awarded ANSWER, a 10-year multiple award contract with the GSA to provide highly technical information technology and systems engineering program support and infrastructure management. We have been awarded over 560 task orders to date, with an annualized revenue run rate as of the fourth quarter of fiscal 2003 of approximately $150 million. Our total estimated contract value for this contract is approximately $1.6 billion for the period January 1999 to December 2008. Listed below are the four largest GWACs.


                                                     Contract
                       Owning       Period of        Ceiling
Contract Name          Agency      Performance        Value            Role
--------------------------------------------------------------------------------
ANSWER                   GSA       1998 - 2008     $25 billion         Prime
Millenia                 GSA       1999 - 2009     $25 billion     Subcontractor
Millenia Lite            GSA       2000 - 2010     $20 billion         Prime
CIO-SP II                NIH       2000 - 2010     $20 billion         Prime


         Listed below are our top programs by 2003 revenue, including single award and multiple award contracts. We are a prime contractor on each of these programs.

                          Top Programs by 2003 Revenue
                                 ($ in millions)

                                                                                              Estimated
                                                      Period of                               Remaining        Contract
     Contract                Customer                Performance         2003 Revenue       Contract Value       Type
----------------------------------------------------------------------------------------------------------------------------
ANSWER                          GSA                1/1/99-12/31/08        $    158.3         $    818.5        T&M/FFP

GSA SCHEDULE & BPAs             GSA               10/30/96-10/09/07            102.6              469.8        T&M/FFP

SAFTAS                    U.S. Air Force          01/01/01-12/31/15             42.8              436.1           CP

GSA PES Contract                GSA               01/06/00-01/05/05             33.1              381.5           CP

CENTRIX/LOCE           Department of Defense      12/01/02-05/31/04             26.4               22.6           CP

Millenia Lite-Area              GSA               07/06/00-07/05/10
2                                                                               24.7              272.5           CP

GSA-PES                         GSA               05/01/00-02/08/06             24.5               10.3          FFP

GSA-MOBIS                       GSA               11/21/97-09/30/07             21.6               58.1           CP

Carrier BPA                  U.S. Navy            03/10/97-12/31/03             19.2                0.7        T&M/FFP

MOUT-IS                Army/STRICOM/Training      07/03/97-08/31/05             17.0                7.5          FFP


Subcontractors

         In fulfilling our contract obligations to customers, we may utilize the services of one or more subcontractors. The use of subcontractors to support bidding for and the subsequent performance of awarded contacts is a customary aspect of U.S. federal government contracting. Subcontractors may be tasked by us with performing work elements of the contract similar to or different from those performed by us or other subcontractors. For the year ended December 31, 2003, approximately 22% of our total direct costs result from work performed by subcontractors. As discussed further in "Risk Factors," if our subcontractors fail to satisfy their contractual obligations, our prime contract performance could be materially and adversely affected.

Estimated Remaining Contract Value and New Business Development

         On December 31, 2003, our estimated remaining contract value was $5.6 billion, of which $661.1 million was funded backlog. In determining estimated remaining contract value, we do not include any provision for an increased level of work likely to be awarded under our GWACs. The estimated remaining contract value is calculated as current revenue run rate over the remaining term of the contract. Our estimated remaining contract value consists of funded backlog which is based upon amounts actually appropriated by a customer for payment of goods and services and unfunded contract value which is based upon management's estimate of the future potential of our existing contracts to generate revenues for us. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, there can be no assurance that the unfunded contract value will be realized as contract revenue or earnings. In addition, almost all of the contracts included in estimated remaining contract value are subject to termination at the election of the customer.

                       ESTIMATED REMAINING CONTRACT VALUE


                                                 Unfunded          Estimated
                              Funded             Contract          Remaining
As of December 31,            Backlog             Value          Contract Value
--------------------------------------------------------------------------------
                                       (in millions)
2003                       $     661           $   4,948          $    5,609
2002                             418               3,868               4,286
2001                             309               3,217               3,526
2000                             308               2,560               2,868
1999                             195               1,926               2,121


         From December 31, 1999 to December 31, 2003, our estimated remaining contract value increased at a 28% compound annual growth rate. We believe this growth demonstrates the effectiveness of our two-tiered business development process that management has developed to respond to the strategic and tactical opportunities arising from the evolving government procurement environment. New task order contract vehicles and major high-profile programs are designated strategic opportunities, and their pursuit and execution are managed centrally. A core team comprised of senior management and our strategic business unit heads makes all opportunity selection and resource allocation decisions. Work that can be performed under our many existing task order contract vehicles is designated a tactical opportunity, which is then managed and performed at the business unit level with support as needed from other company resources. All managers and senior technical personnel are encouraged to source new work, and incentives are weighted to ensure corporate objectives are given primary consideration.

Customers

         We provide information technology and systems engineering solutions to a highly diverse group of U.S. federal, state, local and international government organizations worldwide. Domestically, we service more than 50 agencies, bureaus and divisions of the U.S. federal government, including nearly all cabinet-level agencies and all branches of the military. For the year ended December 31, 2003, the U.S. federal government accounted for approximately 99% of our total revenues. International and state and local governments provided the remaining 1%. The DOD accounted for approximately 88% of our total revenues and services to U.S. federal civilian organizations were approximately 10%. Our largest customer group is the U.S. Navy, which management believes accounted for approximately 44% of revenues during the year ended December 31, 2003, through 30 different Navy organizations.

         An account receivable from a U.S. federal government agency enjoys the overall credit worthiness of the U.S. federal government, even though each such agency has its own budget. Pursuant to the Prompt Payment Act, payments from government agencies must be made within 30 days of final invoice or interest must be paid.

Competition

         The federal information technology and systems engineering services industries are comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with a major presence throughout the U.S. federal government. Because of the diverse requirements of U.S. federal government clients and the highly competitive nature of large U.S. federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members on the basis of their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity.

         We frequently compete against well-known firms in our industry as a prime contractor. Obtaining a position as either a prime contractor or subcontractor on government-wide contracting vehicles is only the first step to ensuring a secure competitive position. Competition then takes place at the task order level, where knowledge of the client and its procurement requirements and environment are keys to winning the business. We have been successful in ensuring our presence on GWACs and GSA Schedule contracts, and in competing for work under those contracts. Through the variety of contractual vehicles at our disposal, as either a prime contractor or subcontractor, we have the ability to market our services to any federal agency. Because of our extensive experience in providing services to a diverse array of federal departments and agencies, we have first-hand knowledge of our clients and their goals, problems and challenges. We believe this knowledge gives us a competitive advantage in competing for tasks and positions us well for future growth.

Employees

         As of December 31, 2003, we employed approximately 7,600 employees, 97% of whom were billable and 69% of whom held security clearances. Our workforce is well educated and experienced in the defense and intelligence sectors. Functional areas of expertise include systems engineering, computer science, business process reengineering, logistics, transportation, materials technologies, avionics and finance and acquisition management. None of our employees is represented by any collective bargaining agreements.

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

Item 2. Properties

         Our headquarters are located in leased facilities in Fairfax, Virginia. In total, we lease approximately 1.3 million square feet of office, shop and warehouse space in over 100 facilities across the United States, Canada, the United Kingdom and Australia. We own an office building in North Stonington, Connecticut, which occupies 63,578 square feet of office space and which is currently being held for sale.

Item 3. Legal Proceedings

         We are involved in various legal proceedings in the ordinary course of business.

         We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003, through the solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock has been publicly traded on the New York Stock Exchange, or the "NYSE," since March 11, 2002.

         The following table sets forth the high and low sale price per share of our common stock during the year ended December 31, 2003 and 2002 as reported by the NYSE.



                                             2003
         Quarter Ended               High              Low
         ---------------------     ----------      ------------
         March 31                 $    25.85      $      20.00
         June 30                  $    29.50      $      21.86
         September 30             $    35.10      $      27.30
         December 31              $    38.95      $      30.71


                  2002
         Quarter Ended               High              Low
         ---------------------     ----------      ------------
         March 31 *               $    21.85      $      19.25
         June 30                  $    26.75      $      20.10
         September 30             $    28.26      $      18.90
         December 31              $    29.35      $      19.40

         *Trading commenced on March 11, 2002


         We have not in the past paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our future earnings, if any, will be used in the operation and expansion of our business, for working capital, and other general corporate purposes. Our board will determine whether to pay dividends in the future based on conditions then existing, including our earnings, financial condition and capital requirements, as well as economic and other conditions as the board may deem relevant. In addition, our ability to declare and pay dividends on our common stock is restricted by the provisions of Delaware law and covenants in our Credit Facility.

         As of February 23, 2004, the number of stockholders of record of our common stock was approximately 402.

Item 6.  Selected Financial Data


         The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. These results are not necessarily indicative of the results that may be expected for any future period and are not comparable between prior periods as a result of business acquisitions consummated in 1999, 2000, 2001, and 2003. Results of operations of these acquired businesses are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition.


         You should read the selected consolidated financial data presented below in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business" and our consolidated financial statements and the related notes thereto appearing elsewhere in this filing.



                                                                            Year ended December 31,

                                                   1999 (a)           2000          2001 (a)        2002 (a)            2003
                                                   --------          ------        ----------      ----------         -------
                                                             (in thousands, except per share data and percentages)
                                                             -----------------------------------------------------
Statements of operations data:
Revenues........................................$    400,850    $      542,807     $  715,023    $      825,826    $    1,042,474
Costs of revenues...............................     353,245           474,924        627,342           711,328           897,264
                                                ------------    --------------   ------------    --------------    --------------


Gross profit....................................      47,605            67,883         87,681           114,498           145,210
General and administrative expenses,
  including acquisition related costs...........      27,926            38,592         51,442            48,197            58,647
Amortization of non-compete agreements..........         909               866            349                --               101
Goodwill amortization...........................       3,440             4,714          6,704                --                --
Other intangibles amortization..................          --             2,673          2,321             1,907             2,349
                                                ------------    --------------     ----------      ------------    --------------

Operating income ...............................      15,330            21,038         26,865            64,394            84,113
Other Income....................................          --                --             --               417                --
Gains on sales and closures of business.........          --                --          4,046                --                --
Gains on sales of investments and other,
  net...........................................       2,585                --             --                --                --
Secondary offering expenses.....................          --                --             --                --               852
Interest expense, net of interest
  income........................................      19,002            26,513         26,353            21,626            24,244
Minority interest in (earnings) losses of
  subsidiaries..................................        (39)                32           (38)              (18)              (54)
                                                ------------    --------------   ------------    --------------    --------------

Income (loss) before provision for (benefit
  from) income taxes............................     (1,126)           (5,443)          4,520            43,167            58,963
Provision for (benefit from) income
  taxes.........................................         401             (153)          4,602            16,723            22,773
                                                ------------    --------------   ------------    --------------    --------------


     Net income (loss)..........................$    (1,527)    $      (5,290)     $     (82)    $       26,444    $       36,190
                                                ============    ==============   ============    ==============    ==============

Basic earnings (loss) per  common share         $     (0.06)    $       (0.22)     $   (0.01)    $         0.82    $         1.04
                                                ============    ==============   ============    ==============    ==============

     Weighted average shares outstanding........      23,785            23,787         23,787            32,163            34,851

Diluted earnings (loss) per  common share.......$     (0.06)      $     (0.22)     $   (0.01)      $       0.78    $        0.98
                                                ============    ==============   ============    ==============    ==============

     Weighted average shares outstanding........      23,785            23,787         23,787            34,022            36,925

Other data:
EBITDA (b)......................................$     25,978    $       36,347   $     47,357    $       70,994    $      90,097
EBITDA margin  (c)..............................        6.5%              6.7%           6.6%              8.6%              8.6%
Cash flow from (used in) operating
  activities....................................$     11,767    $       17,101   $     37,879    $      (1,722)    $       37,443
Cash flow from (used in) investing
  activities....................................   (111,672)          (28,912)        (1,707)           (1,423)          (95,431)
Cash flow from (used in) financing
  activities....................................     100,957            12,036       (35,676)             5,481            55,810
Capital expenditures............................       4,761             6,584          2,181             3,225             3,049
Balance sheet data (as of December 31):
Current assets..................................$    118,583    $      148,420   $    144,418    $      208,396    $      244,591
Working capital (d).............................      48,818            56,841         27,559            80,390           105,287
Total assets....................................     278,691           324,423        306,651           364,692           479,280
Long-term debt, including current
  portion.......................................     212,301           237,695        202,905           105,701           158,776
Stockholders' equity (deficit)..................       3,672           (1,576)        (3,442)           128,829           174,492

(a) On January 1, 2003, we adopted SFAS No. 145, and as a result, reclassified $4.2 million ($2.6 million net of tax) of losses, $519,000 ($330,000 net of tax) of gains and $772,000 ($463,000 net of tax) of loss previously recorded as extraordinary items in 2002, 2001 and 1999, respectively, to interest expense, net of interest income. Additionally, the tax impact as a result of the reclassifications has been adjusted in the tax provision amounts shown.

(b) "EBITDA", as defined, represents income before income taxes, plus depreciation, amortization and net interest expense. EBITDA is a supplemental financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the United States of America, "GAAP"). We believe that EBITDA is a useful supplement to net income and other income statement data because it is used by some investors in understanding and measuring a company's cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, all companies do not calculate EBITDA in the same manner, and as a result, the EBITDA measures presented may not be comparable to similarly titled measures of other companies. The computations of EBITDA are as follows:


                                                                               Year ended December 31,

                                                               1999         2000        2001         2002         2003
                                                               ----         ----        ----         ----         ----
                                                                                  ($ in thousands)
       Net income (loss).............................       $   (1,527)  $  (5,290)  $      (82)  $   26,444   $   36,190
       Provision for (benefit from) income tax                      401       (153)        4,602      16,723       22,773
       Interest expense, net of interest income......            19,002      26,513       26,353      21,626       24,244
       Depreciation..................................             3,753       7,024        7,110       4,294        4,440
       Amortization..................................             4,349       8,253        9,374       1,907        2,450
                                                            -----------  ----------  ----------   ----------   ----------

       EBITDA........................................       $    25,978  $   36,347  $    47,357  $   70,994   $   90,097
       Secondary offering expenses...................                --          --           --          --          852
                                                            -----------  ----------  -----------  ----------   ----------
       Adjusted EBITDA (e)...........................       $    25,978  $   36,347  $    47,357  $   70,994   $   90,949
                                                            ===========  ==========  ===========  ==========   ==========

       Net income (loss).............................            (0.3%)      (1.0%)       (0.1%)       3.2%         3.5%
       EBITDA margin (c).............................             6.5%        6.7%         6.6%        8.6%         8.6%
       Adjusted EBITDA margin (f)....................             6.5%        6.7%         6.6%        8.6%         8.7%

(c) EBITDA margin represents EBITDA calculated as a percentage of total revenues.

(d)      Working Capital is equal to current assets minus current liabilities.

(e) Adjusted EBITDA is presented herein because we believe it to also be relevant and useful to our investors. Adjusted EBITDA represents EBITDA plus the additional costs associated with the secondary offering.

(f) Adjusted EBITDA margin represents Adjusted EBITDA calculated as a percentage of total revenues.

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

         We have a broad client and contract base and a diverse contract mix. We currently serve over 1,000 U.S. federal government clients in more than 50 government agencies, as well as state and foreign governments. For the year ended December 31, 2003, approximately 88% of our revenue was derived from contracts with the DOD and intelligence agencies, and approximately 10% from civilian agencies of the U.S. federal government. For the year ended December 31, 2003, approximately 89% of our revenue was from contracts where we were the lead, or "prime," contractor. Our diverse contract base has approximately 500 active contracts and more than 3,600 active task orders. For the year ended December 31, 2003, our largest contract or task order accounted for approximately 7% of our revenues. We have a diverse mix of contract types, with approximately 38%, 32%, and 30% of our revenues for the year ended December 31, 2003 derived from time and materials, cost-plus and fixed price contracts, respectively. In addition, we generally do not pursue fixed price software development contracts that may create financial risk. Additionally, we have contracts with an estimated remaining contract value of $5.6 billion as of December 31, 2003, of which $661.1 million is funded backlog. Our contracts have a weighted-average term of approximately seven years. From December 31, 1999 to December 31, 2003, our estimated remaining contract value increased at a 28% compound annual growth rate.

Description of Critical Accounting Policies

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollected accounts receivable and other contingent liabilities, revenue recognition, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions.
Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, costs of revenues, goodwill impairment, long-lived assets and identifiable intangible asset impairment and business combinations.

Revenue Recognition

         During the year ended December 31, 2003, we estimate that approximately 98% of our revenues were derived from services and approximately 2% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate our contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

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

         We recognize revenues under our U.S. federal government contracts based on allowable contract costs, as mandated by the U.S. federal government's cost accounting standards. The costs we incur under U.S. federal government contracts are subject to regulation and audit by certain agencies of the U.S. federal government. Historically, contract cost disallowances resulting from government audits have not historically been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

         Contract revenue recognition inherently involves estimation. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise our estimated total revenue or costs. Typically, these revisions relate to contractual changes involving our services. To the extent that a revised estimate affects contract revenue or profit previously recognized, we record the cumulative effect of the revision in the period in which it becomes known. In addition, the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known.

         We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 38% time and materials, 32% cost-plus and 30% fixed price (a substantial majority of which are firm fixed price level of effort) during the year ended December 31, 2003. The contract mix can change over time depending on contract awards and acquisitions. For example, ISI has a higher proportion of cost plus contracts which we believe provides us with an opportunity, over time, to migrate those contracts to higher margin time and materials and fixed-price labor work. Under cost-plus contracts with the U.S. federal government, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

         We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion, issues may arise, which would lead to accounts receivable not being fully collected.

Costs of Revenues
-----------------

         Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for goodwill (prior to the adoption of SFAS No. 142 in January 2002), amortization expense for separately identified intangibles from acquisitions, certain general and administrative expenses and, prior to our initial public offering, management fees paid to Caxton-Iseman Capital, Inc., an affiliate of our principal stockholders. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to manage our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

Goodwill Impairment
--------------------

         Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $212.2 million and $138.6 million as of December 31, 2003 and 2002, respectively. The majority of the increase in goodwill is related to the acquisition of ISI in May 2003. For acquisitions completed prior to July 1, 2001, and until the adoption of SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the amortization period was dependent on the nature of the operations acquired. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather test for impairment of our goodwill at least annually using a fair value approach.

         We completed our transition analysis under SFAS No. 142 as of June 30, 2002 and our annual impairment analyses as of September 30, 2002 and 2003, noting no indications of impairment for any of our reporting units. As of December 31, 2003, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our planned annual test as of September 30, 2004.

Long-Lived Assets and Identifiable Intangible Asset Impairment
--------------------------------------------------------------

         The carrying amount of long-lived assets and identifiable intangible assets was approximately $17.9 million and $12.7 million at December 31, 2003 and 2002, respectively. Of the $17.9 million at December 31, 2003, approximately $7.3 million of the assets are related to our acquisition of ISI. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in U.S. federal government appropriations or funding of certain programs, or other similar events. None of these events occurred for the year ended December 31, 2003. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability. During the year ended December 31, 2003, we recognized an impairment charge of approximately $135,000, included in general and administrative expenses, in the accompanying consolidated statement of operations, to write-down the carrying value of a building held for sale to its estimated fair market value.

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

Business Combinations
---------------------

         We apply the provisions of SFAS No. 141, Business Combinations, whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves significant estimates and management judgement that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. Costs incurred related to successful business combinations are capitalized as costs of business combinations, while costs incurred by us for unsuccessful or terminated acquisition opportunities are expensed when we determine that such opportunities will no longer be pursued. Costs incurred related to probable business combinations are deferred.

         On May 23, 2003, we purchased all of the outstanding stock of ISI, a provider of credential card technologies and military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $91.6 million, excluding transaction costs of approximately $737,000. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $4.8 million of contracts and related customer relationships and $500,000 for the value of a non-compete agreement. The value of the contracts and related customer relationships is based, in part, on an independent appraisal and other studies performed by us. At the time of the acquisition, the contracts and related customer relationships had an expected useful life of approximately 5.3 years. The non-compete agreement is being amortized straight-line over the three year term of the agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized.

         The total purchase price paid, including transaction and other deal related costs, of $92.4 million was allocated to the assets acquired and liabilities assumed as follows (in thousands):

    Accounts receivable                            $    22,792
    Prepaid and other current assets                       764
    Property and equipment                               3,312
    Other assets                                           120
    Current income tax receivable                          655
    Accounts payable and accrued expenses             (11,186)
    Deferred income tax, net                             (458)
    Deferred revenue                                   (2,645)
    Other liabilities                                    (558)
    Contracts and customer relationships                 4,751
    Goodwill                                            74,335
    Non-compete agreement                                  500
                                                    ----------

         Total consideration                       $    92,382
                                                    ==========


Statements of Operations

         The following is a description of certain line items from our consolidated statements of operations.

         Revenues for the year ended December 31, 2003 include the operations of ISI for the period beginning May 23, 2003, the date of the acquisition.

         Costs of revenues include direct labor and fringe costs for program personnel and direct expenses incurred to complete contracts and task orders. Costs of revenues also include depreciation, overhead, and other direct contract costs, which include subcontract work, consultant fees, and materials. Overhead consists of indirect costs relating to operational managers, rent/facilities, administration, travel and other expenses.

         General and administrative expenses are primarily for corporate functions such as management, legal, finance and accounting, contracts and administration, human resources, company management information systems and depreciation, and also include other unallowable costs such as marketing, certain legal fees and reserves.

         Amortization expenses relate to the costs associated with goodwill (prior to our adoption of SFAS No. 142 on January 1, 2002) and intangible assets from our acquisitions. These intangible assets represent the fair value assigned to employee workforce as part of our acquisitions of A&T and Sherikon (prior to our adoption of SFAS No. 141 on January 1, 2002) and contract backlog as part of our acquisitions of A&T, Sherikon, SIGCOM Training, and ISI. Amortization expenses also include costs associated with certain non-compete agreements related to the ISI acquisition.

         Interest expense is primarily related to our Senior Subordinated Notes due 2009, or the "12% Notes," our term loans and revolving Credit Facility, our subordinated debt and subordinated convertible promissory notes held by our stockholders prior to their repayment or conversion in connection with our IPO, and other miscellaneous interest costs. In addition, approximately $1.9 million of interest expense for the year ended December 31, 2002 relates to the
recognition  of  previously   unrecognized   losses  from  the   termination  of
approximately $30.0 million in interest rate swaps. During the year ended December 31, 2003, in conjunction with our tender offer for our 12% Notes, we incurred approximately $7.2 million of interest expense for the bond premium and consent payment.

         Other income is from non-core business items such as gains on the sales and closures of businesses and investments.

Funded Backlog and Estimated Remaining Contract Value

         Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. Historically, we believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted. We have increased our estimated remaining contract value by approximately $1.3 billion, from $4.3 billion as of December 31, 2002, to $5.6 billion at December 31, 2003, of which approximately $66.1 million was funded backlog as of December 31, 2003. Funded backlog increased approximately $242.9 million to $661.1 million at December 31, 2003, from $418.2 million as of December 31, 2002.

         Our estimated remaining contract value represents the aggregate contract revenue we estimate will be earned at a given time over the remaining life of our contracts. When more than one company is awarded a contract for a given work requirement, we include in estimated remaining contract value only our estimate of the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the U.S. federal government operates under annual appropriations, agencies of the U.S. federal government typically fund contracts on an incremental basis. Accordingly, the majority of the estimated remaining contract value is not funded backlog. Our estimated remaining contract value is based on our experience under contracts and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations.

         In addition, we are periodically asked to work at-risk on projects. At-risk means that the customer has asked us to work, or to continue working, on a project even though there are no funds obligated and released for payment by the customer. In most cases, the government is in the process of funding the contract or tasks and requests that we continue work to avoid disruptions to the project. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

Acquisitions, Divestitures and Business Closures

         The following table summarizes our acquisitions, divestitures and business closures.

                                                                               Revenues for the most
                                                                             recently completed twelve
                                                                              month period ended prior
                 Name                   Status        Acquisition Date            to acquisition
------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
ACQUISITIONS
   Vector Data Systems...........      Acquired        August 1997              $    35,600
   Techmatics....................      Acquired          May 1998                    56,700
   Analysis & Technology.........      Acquired         June 1999                   170,400
   Sherikon......................      Acquired        October 2000                  62,700
   SIGCOM Training...............      Acquired          July 2001                   12,500
   ISI...........................      Acquired           May 2003                  130,500



                 Name                   Status        Divestiture/Closure      Revenues for the twelve
                                                                                months ended prior to
                                                             Date                divestiture/closure
------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
DIVESTITURES/CLOSURES
   CITE..........................          Sold            June 2001            $     2,411
   IMC...........................          Sold            July 2001                 21,710
   DisplayCheck..................          Sold           April 2002                    270
   STSR..........................        Closed          December 2001                3,427


Acquisitions

         In 1996, we were formed by affiliates of and companies managed by Caxton-Iseman Capital, Inc., including Azimuth Technologies, L.P., Azimuth Tech. II LLC and Frederick J. Iseman, which we refer to collectively as the "Caxton-Iseman Stockholders." On April 1, 1996, we acquired all of the outstanding stock of Anteon Virginia (then known as Ogden Professional Services Corporation) from Ogden Corporation in a leveraged transaction. Anteon Virginia provided information technology and network system services primarily to the U.S. government and its agencies. We paid an aggregate consideration of approximately $40.4 million to Ogden, including transaction costs. The acquisition was accounted for using the purchase method of accounting.

         Vector Data Systems--On August 29, 1997, we acquired all of the outstanding stock of Vector Data including Vector Data's eighty percent equity interest in Vector Data Systems (UK) Limited, collectively, "Vector." Vector supplied specialized information systems and services for the collection, analysis and distribution of military intelligence data. The aggregate consideration paid by us was approximately $19.0 million, including transaction costs. The acquisition was accounted for using the purchase method of accounting.

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

         Analysis & Technology--On June 23, 1999, we acquired all of the outstanding stock of A&T a provider of systems and engineering technologies, technology-based training systems, and information technologies to the U.S. government and commercial customers, for an aggregate consideration, including transaction costs, of approximately $115.6 million. The acquisition was accounted for using the purchase method of accounting.

         Sherikon--On October 20, 2000, we purchased all of the outstanding stock of Sherikon, a technology solutions and services firm, for an aggregate consideration, including transaction costs, of approximately $34.8 million. The acquisition was accounted for using the purchase method of accounting.

         SIGCOM Training--On July 20, 2001, we acquired the assets, contracts and personnel of the training systems division of SIGCOM, Inc., for an aggregate consideration of $11.4 million, including transaction costs. The training systems division of SIGCOM, Inc. is a provider of sophisticated simulation systems used by the most advanced military and government organizations around the world, including the U.S. Army, U. S. Marine Corps, U. S. Navy Seals, the FBI, SWAT teams, British Special Forces and NATO troops, to help acclimate members of the armed forces to combat conditions in urban areas. The acquisition was accounted for using the purchase method of accounting.

         Information Spectrum, Inc. - On May 23, 2003, we purchased all of the outstanding stock of ISI, a provider of secure identification and access management solutions and military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $92.4 million, including transaction costs of approximately $737,000. The acquisition was accounted for using the purchase method of accounting.

Divestitures/Closures

         In June 2001, our management made a strategic decision to focus our resources on our core services business. As a result, we have sold, closed or substantially curtailed several small businesses.

         Center for Information Technology Education--We established the Center for Information Technology Education, or "CITE," in 1999 to conduct training for adults in the metropolitan Washington, D.C. area who were interested in information technology as a second career. CITE offered ORACLE database and JAVA training. While initially profitable, the business was impacted by the slowdown of the general economy. On June 29, 2001, we sold the business for $100,000, of which $50,000 was paid in cash and the remainder was required to be paid in equal monthly installments of approximately $8,300 beginning August 1, 2001. In addition, we retained the tuition from courses that were already underway prior to the sale on June 29, 2001. CITE's losses from operations totaled $1.0 million for the year ended December 31, 2001 on revenue of $1.2 million. CITE's income from operations totaled $414,000 for the year ended December 31, 2000 on revenues of $2.5 million.

         CITI-SIUSS LLC--We established a joint venture, CITI-SIUSS LLC (formerly known as Anteon-CITI-LLC), with Criminal Investigative Technology, Inc. in 1999 to participate in the law enforcement software development and services market. After two years of investment in software and business development expenses, the joint venture had not generated a sufficient customer base to create a self-supporting business. In June 2001, we decided to cease software development operations but to continue to support existing customers. For the year ended December 31, 2001, the joint venture generated operating losses of $2.6 million on revenues of approximately $1.5 million, compared with operating losses of $2.5 million on revenues of $879,000 for the year ended December 31, 2000. We do not intend to make any additional investment in developing or enhancing the existing software.

         Interactive Media Corp.--On July 20, 2001, we sold all of our stock in Interactive Media Corp., or "IMC," for $13.5 million in cash, subject to adjustment based on the amount of working capital as of the day of sale. IMC specializes in providing training services to customers primarily in the commercial marketplace. Prior to the sale, IMC transferred to us the assets of the government division of IMC, which specializes in training services primarily for the government marketplace. For the commercial division, revenues were approximately $11.7 million for the year ended December 31, 2001, as compared to $18.1 million for the year ended December 31, 2000. Operating loss was approximately $41,000 for the year ended December 31, 2001, as compared to operating income of $686,000 for the year ended December 31, 2000. The total gain from the sale recorded for the year ended December 31, 2001, was approximately $3.5 million.

         DisplayCheck--Through our acquisition of A&T in June 1999, we acquired expertise in electronic testing of liquid crystal displays and other microdisplay products that utilize liquid crystal on silicon technologies. This newly emergent market was pursued to determine business feasibility. While we were successful in generating a limited amount of revenue from our test equipment products, we decided not to make any further investments in this market. Operations ceased in August 2001. Operating losses of $407,000 on revenues of $664,000 were incurred in the year ended December 31, 2001. DisplayCheck generated an operating loss of $15,000 on revenue of $703,000 in 2000. On April 3, 2002, we sold principally all of the assets and transferred certain liabilities of the business for an aggregate purchase price of $200,000.

         South Texas Ship Repair--Through our acquisition of Sherikon in October 2000, we acquired South Texas Ship Repair, or "STSR". STSR specialized in performing ship repair projects for government, commercial and private
customers.   The  market   conditions   for  this  type  of  work   deteriorated
significantly in late 2000 and early 2001. Management decided to cease the operations of STSR in December 2001. During the year ended December 31, 2001, we incurred operating losses of $2.1 million on revenues of $3.3 million. For the year ended December 31, 2001, we also wrote off approximately $1.0 million in goodwill, which was part of the original goodwill from the Sherikon acquisition.

Results of Operations

         Our historical consolidated financial statements do not reflect the full-year impact of the operating results of a number of our acquisitions, divestitures and closures, since their operating results are only included or excluded from our results from the date of acquisition, divestiture or closure, as applicable. In addition, our operating results from period to period may not be comparable with future results because of the incurrence of a number of expenses as discussed below and the impact of the amortization principles of SFAS No. 142.

         The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to revenues during the period shown:

                                                                          Years Ended
                                                                          December 31,
                                   -------------------------------------------------------------------------------------
                                                    2003                       2002 (1)                    2001 (1)
                                   -------------------------------------------------------------------------------------
                                                              (in thousands, except percentages)
Revenues                             $   1,042,474        100.0%     $  825,826        100.0%    $   715,023        100.0%
   Costs of Revenues..........             897,264         86.1         711,328         86.1         627,342         87.7
                                     -------------   -----------   ------------- ------------    ------------ ------------
   Gross Profit...............             145,210         13.9         114,498         13.9          87,681         12.3
   Costs and expenses..........
   General and administrative.              58,647          5.6          48,197          5.8          51,442          7.2
   Amortization(2)............               2,450          0.2           1,907          0.3           9,374          1.3
                                     -------------   -----------   ------------- ------------    ------------ ------------
Total Operating Expenses.........           61,097          5.8          50,104          6.1          60,816          8.5
                                     -------------   -----------   ------------- ------------    ------------ ------------
Operating income..............              84,113          8.1          64,394          7.8          26,865          3.8
Secondary offering expenses                    852          0.1              --           --              --           --
Interest expense, net.........              24,244          2.3          21,626          2.6          26,353          3.7
Minority interest.............                (54)           --            (18)           --            (38)           --
Other (income) expense, net...                  --           --           (417)           --         (4,046)         (0.6)
                                     -------------   -----------   ------------- ------------    ------------ ------------
Income before provision for
     income taxes.............              58,963          5.7          43,167          5.2           4,520          0.7
Provision for income taxes....              22,773          2.2          16,723          2.0           4,602          0.7
                                     -------------   -----------   ------------- ------------    ------------ ------------
Net income (loss).............       $      36,190          3.5%  $      26,444         3.2%     $      (82)          0.0%
                                     =============   ===========   ============  ============    ============ ============


(1) On January 1, 2003, we adopted SFAS No. 145, and as a result, reclassified $4.2 million ($2.6 million net of tax) of losses and $519,000 ($330,000 net of tax) of gains previously recorded as extraordinary items in 2002 and 2001, respectively, to interest expense, net of interest income. Additionally, the tax impact as a result of these reclassifications has been adjusted in the tax provision amounts shown.

(2) Includes amortization of non-compete agreements, amortization of contract backlog intangibles and 2001, before the adoption of SFAS No. 142, goodwill amortization and amortization of employee workforce intangibles.

2003 compared with 2002

         Revenues

         For the year ended December 31, 2003, revenues increased by $216.6 million, or 26.2%, to $1.0 billion from $825.8 million for the year ended December 31, 2002. The increase in revenues, was attributable to organic growth and the acquisition of ISI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the year ended December 31, 2003, our organic growth was 16.2%, or $134.2 million. The acquisition of ISI accounted for approximately $82.5 million of the growth for the year ended December 31, 2003. The increase in revenue was primarily driven by growth in the following contracts: Secretary of the Air Force Technical and Analytical Support, Battlefield Information Collection Exploitation Systems, contracts with the U.S. Army for military operations on urban terrain, ANSWER, our Professional Engineering Services schedule contract, our other GSA contracts, and contracts with DHS. In 2003, approximately 3% of our revenues were derived from DHS. In addition, our revenues derived from DOD increased from approximately 78% in 2002 to 88% in 2003.

Costs of Revenues

         For the year ended December 31, 2003, costs of revenues increased by $186.0 million, or 26.1%, to $897.3 million from $711.3 million for year ended December 31, 2002. The increase in costs of revenues was due in part to the corresponding growth in the revenues resulting from organic growth and the acquisition of ISI. The majority of the increase in costs of revenues for the year ended December 31, 2003 was due to increases of $68.9 million, $20.7 million, and $86.9 million in direct labor, fringe costs, and other direct contract costs, respectively. The increases in direct labor, fringe costs and other direct contract costs were offset in part by reductions in certain overhead expenses.

General and Administrative Expenses

         For the year ended December 31, 2003, general and administrative expenses increased $10.4 million, or 21.6%, to $58.6 million from $48.2 million for the year ended December 31, 2002. General and administrative expenses for the year ended December 31, 2003, as a percentage of revenues, decreased to 5.6% from 5.8%. This decline in the percentage of revenues was driven primarily by operational cost efficiencies achieved in connection with acquired operations and their, successful integration. The dollar increase was primarily attributable to the corresponding growth in revenues.

Amortization

         For the year ended December 31, 2003, amortization expenses increased $500,000, or 28.5 %, to $2.4 million from $1.9 million for the year ended December 31, 2002. The increase in amortization expense is a result of additional amortization related to intangible assets acquired in connection with the purchase of ISI and a related non-compete agreement. As a result of the increase in revenues, amortization expense as a percentage of revenues decreased.

Operating Income

         For the year ended December 31, 2003, operating income increased $19.7 million, or 30.6%, to $84.1 million from $64.4 million for the year ended December 31, 2002. The increase in operating income is primarily a result of the corresponding increase in revenues. Operating income as a percentage of revenues increased to 8.1% for the year ended December 31, 2003 from 7.8% for the year ended December 31, 2002. The increase in the percentage of revenues was driven by the decline in the percentage of general and administrative expenses as a percentage of revenues.

Interest Expense, Net

         For the year ended December 31, 2003, interest expense, net of interest income, increased $2.6 million, or 12.1%, to $24.2 million from $21.6 million for the year ended December 31, 2002. The increase in interest expense is primarily a result of a $7.2 million bond premium and consent payment we incurred in connection with our tender offer in December 2003 for our 12% Notes. Excluding the interest expense related to our refinancing including the $7.2 million bond premium and consent payment for our 12% Notes , the write off of $2.6 million of deferred financing fees, and $300,000 of fees, interest expense for the year ended December 31, 2003 would have been approximately $14.1 million, which would have represented a 35% decrease from 2002. Our debt balance as of December 31, 2003 exceeds the debt balance as of December 31, 2002. The debt balance increased due to $150.0 million in new term loan borrowings made under the Amended and Restated Credit Agreement of December 19, 2003 offset, in part, by the repayment of approximately $18.4 million in existing term loans and $73.1 million in our 12% Notes. This amendment and restatement is discussed further in "Liquidity and Capital Resources".

Secondary Offering Expenses

         On September 22, 2003, certain of our stockholders sold 6,600,000 shares of our common stock in an underwritten offering pursuant to a registration statement on Form S-3 filed with the SEC (Commission File Nos. 333-108147 and 333-108858). In the fourth quarter of 2003, the underwriters of this offering partially exercised their over-allotment option with respect to additional shares held by the selling stockholders. As a result, on October 16, 2003, certain of the selling stockholders sold an additional 297,229 shares of our common stock in a second closing pursuant to the same underwritten offering. In connection with this offering, we incurred approximately $852,000 of expenses for the year ended December 31, 2003, which amounts were reimbursed by certain of the selling stockholders and recorded by us as a contribution to additional paid-in capital.

Other Income

         We did not have any other income for the year ended December 31, 2003. Other income for the year ended December 31, 2002 included a gain on the sale of DisplayCheck assets and receipt of insurance proceeds for misappropriated equipment previously recorded as a loss.

Provision For Income Taxes

         As a result of certain non-deductible secondary offering expenses referred to above, state legislative changes and other federal and state credits and incentives, our effective tax rate for the year ended December 31, 2003 was 38.6%, compared with 38.8% for the year ended December 31, 2002.

2002 compared with 2001

Revenues

         For the year ended December 31, 2002, revenues increased to $825.8 million, or 15.5%, from $715.0 million for the year ended December 31, 2001. The increase in revenues was attributable to organic growth and the full year 2002 impact of the acquisition of SIGCOM Training in July 2001, which contributed revenues of approximately $23.1 million in 2002 and approximately $7.9 million in 2001. This increase was offset in part by the sale of the commercial business of Interactive Media Corp., or "IMC," on July 20, 2001, which contributed $11.7 million in revenue through the sale date and the sale or closure of other businesses in 2001, which contributed revenues of approximately $6.7 million. For the year ended December 31, 2002, our revenues grew organically by approximately 16.5% to $802.7 million from $688.7 million for the year ended December 31, 2001. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. Our organic growth was primarily attributable to growth in contracts for the development of information technology, communications systems for the intelligence community, training, modeling and simulation across our Department of Defense customer base, support for U.S. Navy programs and support for U.S. Air Force acquisition and operations.

Costs of Revenues

         For the year ended December 31, 2002, costs of revenues increased by $84.0 million, or 13.4%, to $711.3 million from $627.3 million for the year ended December 31, 2001. For the year ended December 31, 2002, costs of revenues as a percentage of revenues decreased to 86.1% from 87.7% for the year ended December 31, 2001. The costs of revenues increase was due primarily to the corresponding growth in revenues resulting from organic growth and our acquisition of SIGCOM Training. The gross margin increased from 12.3% for the year ended December 31, 2001 to 13.9% for the year ended December 31, 2002, primarily due to reductions in overhead expenses and depreciation. Depreciation decreased from $7.1 million in 2001 to $4.3 million in 2002. Most of the decrease was due to the curtailment of operations of CITI-SIUSS LLC in 2001 and completion of the remaining software depreciation during the first half of 2001.

General and Administrative Expenses

         For the year ended December 31, 2002, general and administrative expenses decreased $3.2 million, or 6.3%, to $48.2 million from $51.4 million for the year ended December 31, 2001. General and administrative expenses for the year ended December 31, 2002, as a percentage of revenues, decreased to 5.8% from 7.2%. Certain items totaling $6.6 million that were incurred in the year ended December 31, 2001, but were not incurred in the year ended December 31, 2002, included a $3.6 million fee payable to Caxton-Iseman Capital, Inc. in connection with the termination of our management fee agreement as of December 31, 2001, management fees of $1.0 million paid to Caxton-Iseman Capital, Inc., a $750,000 write-down of the carrying value of our North Stonington, Connecticut facility (a building held-for-sale), a $600,000 settlement and $497,000 in legal fees incurred in the first quarter of 2001 for matters relating to a dispute with a former subcontractor, and a $181,000 severance charge relating to the termination of a former A&T executive. General and administrative expenses for the year ended December 31, 2001 also included costs related to several businesses which were either sold or closed during 2001, including IMC, CITE, DisplayCheck and STSR.

Amortization

         For the year ended December 31, 2002, amortization expenses decreased $7.5 million, or 79.7%, to $1.9 million from $9.4 million for the year ended December 31, 2001. Amortization as a percentage of revenues was 1.3% for the year ended December 31, 2001. The decrease in amortization expenses was primarily attributable to the adoption of SFAS No. 142 as of January 1, 2002, which eliminated further amortization of goodwill. In addition, for the year ended December 30, 2001, we wrote off $1.0 million in goodwill associated with the closure of STSR in 2001. See the notes to our consolidated financial statements included elsewhere in this prospectus.

Operating Income

         For the year ended December 31, 2002, operating income increased $37.5 million, or 139.7%, to $64.4 million from $26.9 million for the year ended December 31, 2001. Operating income as a percentage of revenues increased to 7.8% for the year ended December 31, 2002 from 3.8% for the year ended December 31, 2001.

Interest Expense, Net

         For the year ended December 31, 2002, interest expense, net of interest income, decreased $4.7 million, or 17.9%, to $21.6 million from $26.4 million for the year ended December 31, 2001. The decrease in interest expense was due primarily to a reduction in our debt as a result of our initial public offering in March 2002, which generated $75.2 million in net cash, and the conversion of our $22.5 million subordinated convertible promissory note held by Azimuth Tech. II LLC, one of our principal stockholders. In addition, interest expense decreased as a result of lower borrowing rates in 2002 compared with 2001. Interest expense in 2002 includes $1.9 million of previously unrecognized losses related to the termination of approximately $30.0 million in interest rate swaps. Also included in the 2002 amount is $4.2 million related to prepayment penalties and write-off of deferred financing costs

Other Income

         For the year ended December 31, 2002, other income decreased $3.6 million to $417,000 from $4.0 million for the year ended December 31, 2001. Other income for the year ended December 31, 2002 included a gain on the sale of DisplayCheck assets and receipt of insurance proceeds for misappropriated equipment previously recorded as a loss. Other income for the year ended December 31, 2001 was primarily comprised of gains on sales and closure of businesses of $4.0 million. Gains on sales and closure of businesses consisted of a $100,000 gain on the sale of CITE's assets and $487,000 representing the remaining minority interest as of the date of curtailment of operations of CITI-SIUSS, LLC. In addition, for the year ended December 31, 2001, we sold IMC as discussed above, resulting in a gain of $3.5 million.

Provision for Income Taxes

         Our effective tax rate for the year ended December 31, 2002 was 38.8%, compared with 101.8% for the year ended December 31, 2001, primarily due to a reduction in non-deductible goodwill amortization expense as a result of the implementation of SFAS No. 142 as of January 1, 2002.

Liquidity and Capital Resources

Cash Flow for the Years Ended December 31, 2003 and 2002

         We generated $37.4 million in cash from operations for the year ended December 31, 2003. By comparison, we used $1.7 million in cash from operations for the year ended December 31, 2002. Compared to the year ended December 31, 2002, the collection of contract receivables in 2003 improved seven days from 78 to 71 days sales outstanding, or "DSO." The improvement in total DSO from December 31, 2002 to December 31, 2003 was attributable to our improved billing and collection processes and an improvement in government payment cycles. Contract receivables increased $33.8 million to $222.9 million for the year ended December 31, 2003 as compared to $189.1 million in 2002. Accounts receivable at December 31, 2003 represented 46.5% of total assets at that date. As a result of our acquisition of ISI, accounts receivable increased by approximately $22.8 million. The remaining increase is attributable to the overall growth of our business. For the year ended December 31, 2003, net cash used in investing activities was $95.4 million, which was attributable primarily to our acquisition of ISI. Cash provided by financing activities was $55.8 million for the year ended December 31, 2003, due to additional borrowings under the revolving portion of our Credit Facility to finance the acquisition of ISI.

         On December 19, 2003, we amended and restated our Credit Facility. This amendment and restatement provided for, among other things, a new term loan of $150.0 million, or "Term Loan B," with a maturity date of December 31, 2010, the extension of the maturity date of the revolving loan portion of our Credit Facility to December 31, 2008, a revolving loan commitment in the aggregate principal amount of $200.0 million, the repayment of our existing term loan, or the "Term Loan A," and the financing of our tender offer and consent solicitation completed on December 23, 2003 in respect of our 12% Notes. In addition, the Credit Facility permits us to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans. All borrowings under our Credit Facility are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA and maximum ratio of senior debt to EBITDA, as defined in the Credit Facility. Additionally, as a result of changes made in the amendment and restatement, revolving loans are now based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans.

         The proceeds of the $150.0 million Term Loan B were used to repay the balance of our Term Loan A, together with interest of approximately $18.5 million, finance the tender offer and consent solicitation for our 12% Notes, as described below, in the amount of approximately $81.2 million, pay fees and expenses incurred in connection with these transactions of approximately $1.5 million, and repay outstanding revolving loans together with interest of approximately $38.2 million.

         On December 23, 2003, we repurchased $73.1 million aggregate principal amount, or approximately 97%, of our outstanding 12% Notes. As of the expiration date of the tender offer and as of December 31, 2003, approximately $1.9 million in aggregate principal amount of the 12% Notes remained outstanding. The repurchase price for our 12% Notes was $1,110.95 per $1,000 principal amount of the 12% Notes, which included accrued and unpaid interest of $12.67 per $1,000 in principal amount of the 12% Notes up to, but not including, December 23, 2003, the payment date, and a consent payment of $20.00 per $1,000 principal amount of the 12% Notes tendered prior to December 5, 2003, the consent date. The repurchase price for those 12% Notes tendered after the consent date was $1,090.95 per $1,000 principal amount of 12% Notes, which excludes the consent payment of $20.00 per $1,000 principal amount of the 12% Notes. The aggregate repurchase price for all of the 12% Notes validly surrendered for repurchase and not withdrawn was approximately $81.2 million, which includes a $7.2 million bond premium and consent payment and approximately $900,000 of accrued interest.

         Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility. The Credit Facility contains affirmative and negative covenants customary for such financings. For the year ended December 31, 2003, we were not in compliance with one of the financial covenants required by our Credit Facility. We subsequently obtained a waiver for compliance with this covenant for the year ended December 31, 2003. We were in compliance with all other financial covenants required by our Credit Facility. At December 31, 2003, total debt outstanding under our Credit Facility was approximately $154.4 million, consisting of $150.0 million of Term Loan B, and $4.4 million outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of December 31, 2003 were $112.7 million. As of December 31, 2003, our Credit Facility would have permitted additional borrowings of up to $203.7 million. Beginning with our fiscal year 2004, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B under certain conditions related to excess annual cash flow and the receipt of proceeds from certain asset sales and debt or equity issuances. In addition, beginning on March 31, 2004, we are scheduled to pay quarterly principal installments of approximately $375,000 against the Term Loan B until it matures on December 31, 2010 at which time the remaining balance will be due. As of December 31, 2003, we did not have any capital commitments greater than $1.5 million.

         Our principal working capital need is for funding accounts receivable, which has increased with the growth of our business. Our principal sources of cash to fund our working capital needs are cash generated from operations and borrowings under our Credit Facility.

         We have relatively low capital investment requirements. Capital expenditures were $3.0 million and $3.2 million for the years ended December 31, 2003 and 2002, respectively, primarily for leasehold improvements and office equipment.

         Our business acquisition expenditures relating to ISI were $92.4 million in 2003. The acquisition was financed through borrowings under our Credit Facility. In the past, we have engaged in acquisition activity, and we intend to do so in the future. Historically, we have financed our acquisitions through a combination of bank debt, subordinated debt, subordinated public and private debt and equity investments. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our Credit Facility, bank loans, equity offerings, or some combination of the foregoing.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligation

         We use off-balance sheet financing, primarily to finance certain capital items. Operating leases are used primarily to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of December 31, 2003, we financed equipment with an original cost of approximately $13.4 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. Other than the operating leases described above, and facilities leases, we do not have any other off-balance sheet financing. The following table provides information (in thousands) as of December 31, 2003 regarding our off-balance sheet arrangements and contractual obligations.


                                                              Payments due by period
                                 ---------------------------------------------------------------------------


                                                  Less than                                    More than
Contractual Obligations              Total         1 year        1-3 year        3-5 years      5 years
------------------------------      --------      ---------    ------------     -----------  ------------

  Long-term debt                 $   158,776    $     4,000    $     3,000      $    7,400   $   144,376
  Capital lease obligations              977            421            343             213            --
  Operating leases                   151,573         29,991         44,585          31,693        45,304
  Purchase obligations                    --             --             --              --            --
  Other long-term liabilities             --             --             --              --            --
                                 -----------    -----------    ------------     ----------   -----------

  Total                          $   311,326    $    34,412    $    47,928      $   39,306   $   189,680
                                 ===========    ===========    ============     ==========   ===========


Inflation

         We do not believe that inflation has had a material effect on our business in 2003, 2002, or 2001.

Recent Accounting Pronouncements

         In December 2002, the Emerging Issue Task Force, or "EITF", issued a consensus on Issue 00-21, or "EITF 00-21," Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. The effective date of EITF 00-21 for the Company was July 1, 2003. The adoption of EITF 00-21 did not have a significant impact on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of SFAS No. 150 are required to be recorded as liabilities (or assets in certain circumstances) which may require reclassification of amounts previously reported in equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial statements.

         In  December  2003,  the  FASB  issued  Interpretation  No.  46(R),  or
"Interpretation No. 46(R)," Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Interpretation No. 46(R) provides guidance for identifying a controlling interest in a Variable Interest Entity, or "VIE," established by means other than voting interests. Interpretation No. 46(R) also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for interests qualifying as VIEs is December 31, 2003. We do not have any interests qualifying as VIEs, including residual value guarantees or fixed purchase options under leases as of December 31, 2003. As a result, Interpretation No. 46(R) does not have a significant impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We have interest rate exposure relating to certain of our long-term obligations. The remaining $1.9 million of our 12% Notes have a fixed interest rate of 12%. The interest rates on both the Term Loan B and the revolving loan portion of our Credit Facility are affected by changes in market interest rates. We manage these fluctuations in part through interest rate swaps that are currently in place. In addition, we have a cash flow management plan focusing on billing and collecting receivables to pay down debt.

         A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by $514,000 and $249,000 for the year ended December 31, 2003 and 2002, respectively.

         On January 29, 2002, we cancelled approximately $30.0 million of interest swap agreements and recognized previously unrecognized losses of $1.9 million in interest expense for the quarter ended March 31, 2002. As of December 31, 2003, the fair value of our remaining interest rate swap agreements with a notional amount of $10.0 million resulted in a net liability of $230,000 and has been included in other current liabilities.

Item 8.   Financial Statements and Supplementary Data

         Our consolidated financial statements are provided in Part IV, Item 15 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We had no disagreements with our independent accountants on accounting principles, practices or financial statement disclosure during the two years prior to the date of our most recent consolidated financial statements included elsewhere in this report.

Item 9A.  Controls and Procedures

         Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

                                                                   Management

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

Item 11. Executive Compensation

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

Item 14. Principal Accountants Fees and Services

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.



                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                    Page Number
                                                                                                      in 2003
                                                                                                   Annual Report
         (a) 1. Financial Statements

                Independent Auditors' Report                                                            F-1

                Consolidated Balance Sheets as of December 31, 2003 and 2002                            F-2

                Consolidated  Statements  of  Operations  for  Each  of  the  Years  in  the
                Three-Year Period Ended December 31, 2003                                               F-3

                Consolidated    Statements   of    Stockholders'    Equity   and
                Comprehensive  Income  for Each of the  Years in the  Three-Year
                Period Ended December 31, 2003                                                          F-4

                Consolidated  Statements  of Cash Flows for Each of the Years in
                the Three-Year Period Ended December 31, 2003                                        F-5 - F-6

                Notes to Consolidated Financial Statements                                           F-7 - F-41

   (a) 2.       Financial Statement Schedules

                Independent Auditors' Report                                                            S-1
                Valuation and Qualifying Accounts                                                       S-2

   (a) 3.       Exhibits
                See Exhibit Index beginning on page 46

         (b)

                Reports on Form 8-K On October 29, 2003, the Company furnished in a Current Report on Form 8-K under Item 12 thereof a press release and financial supplement relating to the Company's financial results for the quarter ended September 30, 2003.

                On November 20, 2003, the Company furnished in a Current Report on Form 8-K under Item 9 thereof a press release relating to the Company's commencement of a tender offer and consent solicitation with respect to its outstanding 12% Senior Subordinated Notes due 2009.

                On December 23, 2003, the Company filed a Current Report on Form 8-K under Item 5 thereof a press release announcing the completion of its tender offer and consent solicitation with respect to its outstanding 12% Senior Subordinated Notes due 2009 and the closing of certain amendments to its existing credit agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Anteon international Corporation

                                     By: /s/: Joseph M. Kampf
                                        ----------------------------------------
                                        Joseph M. Kampf
                                        President and Chief Executive Officer
Date: March 4, 2003
-------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Name                                              Title                                     Date
       ------------------------------------               ----------------                         -----------------
       /s/:  Joseph M. Kampf                                                                         March 4, 2003
       ------------------------------------                                                        -----------------
             Joseph M. Kampf                          President and Chief Executive Officer
                                                      and Director  (Principal Executive Officer)

       /s/:  Charles S. Ream                                                                         March 4, 2003
       ------------------------------------                                                        -----------------
             Charles S. Ream                          Executive Vice President and Chief
                                                      Financial Officer (Principal Financial and
                                                      Accounting Officer)

       /s/:  Frederick J. Iseman
       ------------------------------------
             Frederick J. Iseman                      Chairman of the Board and Director              March 4, 2003
                                                                                                   -----------------

       /s/:  Gilbert F. Decker
       ------------------------------------
             Gilbert F. Decker                        Director                                        March 4, 2003
                                                                                                   -----------------

       /s/:  Robert A. Ferris
       ------------------------------------
             Robert A. Ferris                         Director                                        March 4, 2003
                                                                                                   -----------------

       /s/:  Paul G. Kaminski
       ------------------------------------
             Paul G. Kaminski                         Director                                        March 4, 2003
                                                                                                   -----------------

       /s/:  Steven M. Lefkowitz
       ------------------------------------
             Steven M. Lefkowitz                      Director                                        March 4, 2003
                                                                                                   -----------------

       /s/:  Thomas J. Tisch
       ------------------------------------
             Thomas J. Tisch                          Director                                        March 4, 2003
                                                                                                   -----------------

       /s/:  General Henry Hugh Shelton
       ------------------------------------
             General Henry Hugh Shelton               Director                                        March 4, 2003
                                                                                                   -----------------

       /s/:  William J. Perry
       ------------------------------------
             William J. Perry                         Director                                        March 4, 2003
                                                                                                   -----------------

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

         4.6 Fifth Supplemental Indenture between the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Anteon International Corporation's Quarterly Report on Form 10-Q filed on May 14, 2002).

         4.7 Sixth Supplemental Indenture, dated as of March 15, 2002, among Anteon International Corporation (formerly Azimuth Technologies, Inc.), a Delaware corporation, Anteon International Corporation (formerly Anteon Corporation), a Virginia corporation, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of Anteon International Corporation's Quarterly Report on Form 10-Q filed on May 14, 2002).

         4.8      Seventh  Supplemental  Indenture,  dated  as of May 23,  2003,
                  among  Anteon  International   Corporation  (formerly  Azimuth
                  Technologies, Inc.) and The Bank of New York, as trustee.

         4.9 Eighth Supplemental Indenture, dated as of December 5, 2003, among Anteon International Corporation, Anteon Corporation, Information Spectrum, Inc. and The Bank of New York, as trustee.

         4.10 Registration Rights Agreement dated March 11, 2002, among the Registrant, Azimuth Technologies, L.P., Azimuth Tech. II LLC, Frederick J. Iseman, Joseph M. Kampf and the other parties named therein (incorporated by reference to Exhibit 4.8 to Anteon International Corporation's Amendment No. 1 to Form S-1 Registration Statement filed on February 5, 2002 (Commission File No. 333-75884)).

         4.11 Amendment No. 1, dated as of September 3, 2003, to the Registration Rights Agreement, dated March 11, 2002, among the Registrant, Azimuth Technologies, L.P., Azimuth Tech. II LLC, Frederick J. Iseman, Joseph M. Kampf and the other parties named therein (incorporated by reference to Exhibit 4.5 to Anteon International Corporation's Form S-3 Registration Statement filed on December 17, 2003 (Commission File No. 333-111249)).

         4.12 Rights Agreement, dated March 15, 2002 (incorporated by reference to Exhibit 4.1 to Anteon International Corporation's Current Report on Form 8-K, filed on April 5, 2002).

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

         10.11 Amended and Restated Credit Agreement, dated as of October 21, 2002, to the Credit Agreement, dated as of June 23, 1999, among Anteon Corporation Credit Suisse First Boston, Mellon Bank, N.A., Duetsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.11 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 11, 2003).

         10.12 Amendment Agreement, dated as of December 19, 2003 to the Amended and Restated Credit Agreement, dated as of October 21, 2002, among Anteon International Corporation, Anteon Corporation, Credit Suisse First Boston and Citizens Bank of Pennsylvania.

         10.15 Security Agreement, dated as of June 23, 1999, among Anteon Corporation, Analysis & Technology, Inc., Interactive Media Corp., Techmatics, Inc., Vector Data Systems, Inc. and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.8 to Anteon International Corporation's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

         10.16 Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to Anteon International
                  Corporation's  Quarterly  Report  on Form  10-Q  filed May 14,
                  2002).

         10.17    Stock Option  Agreement  (incorporated by reference to Exhibit
                  10.17 to Anteon International Corporation's Amendment No. 2 to Form S-1 Registration Statement filed on February 19, 2002 (Commission File No. 333-75884)).

         10.18 Stock Purchase Agreement, by and among Anteon Corporation, Sherikon, Inc. and the stockholders of Sherikon, Inc., dated as of October 20, 2000 (incorporated by reference to Exhibit 2 to Anteon International Corporation's Current Report on Form 8-K filed on November 6, 2000).

         10.19 Asset Purchase Agreement, dated as of July 20, 2001, between Anteon Corporation and SIGCOM, Inc. (incorporated by reference to Anteon International Corporation's Current Report on Form 8-K filed on August 3, 2001).

         10.20 Stock Purchase Agreement, dated July 20, 2001, by and among Anteon International Corporation, Interactive Media Corporation and FTK Knowledge (Holdings) Inc. (incorporated by reference to Anteon International Corporation's Current Report on Form 8-K filed on August 3, 2001).

         10.21 Stock Purchase Agreement, dated as of April 22, 2003, by and among Anteon International Corporation, Information Spectrum, Inc., the Shareholders of Information Spectrum, Inc. and Mark Green as Shareholder's Representative (incorporated by reference to Exhibit 2.1 to Anteon International Corporation's Current Report on Form 8-K filed on May 29, 2003).

         10.22    Retention  Agreement  (incorporated  by  reference  to Exhibit
                  10.22 to Anteon International Corporation's Amendment No. 1 to Form S-1 Registration Statement filed on February 5, 2002 (Commission File No. 333-75884)).

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of KPMG LLP.

         31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

         32.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

                          Independent Auditors' Report

The Board of Directors
Anteon International Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Anteon International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anteon International Corporation and subsidiaries, as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in note 2(f) to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

As discussed in note 2(r) to the consolidated financial statements, effective January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement 13 and Technical Corrections.





McLean, Virginia                                                        KPMG LLP
February 17, 2004



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)
                                                     Consolidated Balance Sheets
                                                     December 31, 2003 and 2002
                                           (in thousands, except share and per share data)

                                           Assets                                              2003                 2002
                                                                                         ------------------   -----------------
     Current assets:
          Cash and cash equivalents                                                         $      2,088          $     4,266
          Accounts receivable, net                                                               222,937              189,059
          Prepaid expenses and other current assets                                               17,925               15,071
          Deferred tax assets, net                                                                 1,641                   --
                                                                                         ------------------   -----------------
     Total current assets                                                                        244,591              208,396

     Property and equipment, at cost, net of accumulated depreciation and amortization
       of $22,489 and $18,971, respectively                                                       12,759                9,992
     Goodwill, net of accumulated amortization of $17,376 and $17,376, respectively              212,205              138,619
     Intangible and other assets, net of accumulated amortization of $11,729 and
       $9,279, respectively                                                                        9,725                7,685
                                                                                         ------------------   -----------------
     Total assets                                                                           $    479,280          $   364,692
                                                                                         ==================   =================

                            Liabilities and Stockholders' Equity
     Current liabilities:
          Term Loan A, current portion                                                      $         --          $     3,798
          Term Loan B, current portion                                                             1,500                   --
          Subordinated notes payable, current portion                                              2,500                2,500
          Obligations under capital leases, current portion                                          341                   --
          Accounts payable                                                                        36,793               47,630
          Due to related party                                                                        48                   --
          Accrued expenses                                                                        85,468               57,603
          Income tax payable                                                                         641                7,738
          Other current liabilities                                                                  230                  806
          Deferred tax liability                                                                      --                2,230
          Deferred revenue                                                                        11,783                5,701
                                                                                         ------------------   -----------------
     Total current liabilities                                                                   139,304              128,006

     Term Loan A, less current portion                                                                --               17,403
     Term Loan B, less current portion                                                           148,500                   --
     Revolving credit facility                                                                     4,400                7,000
     Senior subordinated notes payable                                                             1,876               75,000
     Obligations under capital leases, less current portion                                          465                   --
     Noncurrent deferred tax liabilities, net                                                     10,017                7,808
     Other long term liabilities                                                                      16                  490
                                                                                         ------------------   -----------------
     Total liabilities                                                                           304,578              235,707
                                                                                         ------------------   -----------------

     Minority interest in subsidiaries                                                               210                  156
     Stockholders' equity:
     Preferred stock, $0.01 par value, 15,000,000 shares authorized, zero issued and
       outstanding as of December 31, 2003 and 2002                                                   --                   --
     Common stock, $0.01 par value, 175,000,000 shares authorized and 35,354,996  and
       34,419,049 shares issued and outstanding as of December 31, 2003 and 2002,
       respectively                                                                                  354                  344
     Common stock, Class B, voting, $0.01 par value, 3,000 shares authorized, zero
       issued and outstanding as of December 31, 2003 and 2002                                        --                   --
     Common stock, Class A, voting, $0.01 par value, 30,000,000 shares authorized, zero
       issued and outstanding as of December 31, 2003 and 2002                                        --                   --
     Common stock, non voting, $0.01 par value, 7,500,000 shares authorized, zero
       issued and outstanding as of December 31, 2003 and 2002                                        --                   --
     Stock subscription receivable                                                                    --                 (12)
     Additional paid-in capital                                                                  115,863              106,849
     Accumulated other comprehensive loss                                                           (72)                (509)
     Retained earnings                                                                            58,347               22,157
                                                                                         ------------------   -----------------
     Total stockholders' equity                                                                  174,492              128,829
                                                                                         ------------------   -----------------
     Commitments and contingencies
     Total liabilities and stockholders' equity                                             $    479,280          $   364,692
                                                                                         ==================   =================

                                          See accompanying notes to consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)
                                                Consolidated Statements of Operations
                                            Years ended December 31, 2003, 2002 and 2001
                                           (in thousands, except share and per share data)


                                                                     2003               2002               2001
                                                               -----------------    --------------     --------------
                                                                                      (reclassified-see note 2(r))
          Revenues                                             $      1,042,474      $    825,826      $     715,023
          Costs of revenues                                             897,264           711,328            627,342
                                                               -----------------    --------------     --------------

                            Gross profit                                145,210           114,498             87,681
                                                               -----------------    --------------     --------------

          Operating Expenses:
                General and administrative expenses                      58,647            48,197             51,442
                Amortization of noncompete agreements                       101                --                349
                Goodwill amortization                                        --                --              6,704
                Other intangibles amortization                            2,349             1,907              2,321
                                                               -----------------    --------------     --------------

                            Total operating expenses                     61,097            50,104             60,816
                                                               -----------------    --------------     --------------

                            Operating income                             84,113            64,394             26,865
          Other income                                                       --               417                 --
          Gains on sales and closures of businesses                          --                --              4,046
          Secondary offering expenses                                       852                --                 --
          Interest expense, net of interest income of $239,
             $289, and $344, respectively                                24,244            21,626             26,353
          Minority interest in (earnings) losses of
             subsidiaries                                                  (54)              (18)               (38)
                                                               -----------------    --------------     --------------

          Income before provision for income taxes                       58,963            43,167              4,520

          Provision for income taxes                                     22,773            16,723              4,602
                                                               -----------------    --------------     --------------

                            Net income (loss)                  $         36,190      $     26,444      $        (82)
                                                               =================    ==============     ==============

          Basic earnings (loss) per common share               $           1.04      $       0.82      $      (0.01)
                                                               =================    ==============     ==============
          Basic weighted average shares outstanding                  34,851,281        32,163,150         23,786,565

          Diluted earnings (loss) per common share             $           0.98      $       0.78      $      (0.01)
                                                               =================    ==============     ==============
          Diluted weighted average shares outstanding                36,925,488        34,021,597         23,786,565

                                    See accompanying notes to consolidated financial statements.


                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                      Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

                                            Years ended December 31, 2003, 2002 and 2001
                                                  (in thousands, except share data)

                                                                                           Accumulated      Retained      Total
                                                                      Stock    Additional    other          earnings   stockholders'
                                                   All series     subscription  paid-in    comprehensive  (accumulated    equity
                                                  common stock     receivable   capital     income (loss)   deficit)     (deficit)
                                               Shares    Amount
                                             ---------- ---------- ----------- ----------  ------------   ------------- ----------

Balance, December 31, 2000                   23,786,565  $  238     $   (12)     $  2,366   $       37    $   (4,205)   $ (1,576)
Transition adjustment-interest rate
   swaps (net of tax of $419)                        --      --           --           --        (629)             --       (629)
Comprehensive income (loss):
   Interest rate swaps (net of
    tax of $717)                                     --      --           --           --      (1,075)             --     (1,075)
   Freign currency translation                       --      --           --           --         (80)             --        (80)
   Net loss                                          --      --           --           --           --           (82)        (82)
                                             ---------- --------    ----------- ---------- ------------   ------------ -----------
Comprehensive income (loss)                          --      --           --           --      (1,155)           (82)     (1,237)
                                             ---------- -------    ----------- ---------- ------------   ------------ -----------
Balance, December 31, 2001                   23,786,565     238         (12)        2,366      (1,747)        (4,287)     (3,442)
Issuance of common stock, net                 4,687,500      47           --       75,130           --             --      75,177
Conversion of minority  interest to
   common stock                                 180,120       2           --          279           --             --         281
Exercise of stock options                     1,135,632      11           --        3,954           --             --       3,965
Conversion of subordinated promissory note    4,629,232      46           --       22,454           --             --      22,500
Tax benefit from exercise of stock options           --      --           --        2,666           --             --       2,666
Comprehensive income (loss):
   Interest  rate  swaps  (net  of
    tax of $838)                                     --      --           --           --        1,239             --       1,239
   Foreign currency translation                      --      --           --           --          (1)             --         (1)
   Net income                                        --      --           --           --           --         26,444      26,444
                                             ---------- -------    ----------- ---------- ------------   ------------ -----------
Comprehensive income                                 --      --           --           --        1,238         26,444      27,682
                                             ---------- -------    ----------- ---------- ------------   ------------ -----------
Balance, December 31, 2002                   34,419,049     344         (12)      106,849        (509)         22,157     128,829
Exercise of stock options                       935,947      10           --        4,878           --             --       4,888
Tax benefit from exercise of stock options           --      --           --        3,281           --             --       3,281
Stock based compensation expense                     --      --           --            3           --             --           3
Proceeds from certain  stockholder related
   to secondary offering                             --      --           --          852           --             --         852
Write-off uncollectible stock subscription           --      --           12           --           --             --          12
Comprehensive income :
   Interest rate swaps (net of tax of $209)          --      --           --           --          324             --         324
   Foreign currency translation                      --      --           --           --          113             --         113
   Net income                                        --      --           --           --           --         36,190      36,190
                                             ---------- -------    ----------- ---------- ------------   ------------ -----------
Comprehensive income:                                --      --           --           --          437         36,190      36,627
                                             ---------- -------    ----------- ---------- ------------   ------------ -----------
 Balance, December 31, 2003                  35,354,996  $  354     $     --     $115,863   $     (72)    $    58,347   $ 174,492
                                             ---------- -------    ----------- ---------- ------------   ------------ -----------
            See accompanying notes to consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                                                Consolidated Statements of Cash Flows

                                            Years ended December 31, 2003, 2002 and 2001
                                                           (in thousands)


                                                                                   2003               2002                2001
                                                                              ---------------    ----------------    ---------------
Cash flows from operating activities:
      Net income (loss)                                                          $    36,190        $     26,444        $      (82)
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
             Gains on sales and closures of businesses                                    --                  --            (4,046)
             Interest rate swap termination                                               --             (1,903)                 --
             Depreciation and amortization of property and equipment                   4,440               4,294              7,110
             Goodwill amortization                                                        --                  --              6,704
             Amortization of noncompete agreements                                       101                  --                349
             Other intangibles amortization                                            2,349               1,907              2,321
             Amortization of deferred financing costs                                  4,014               2,442                697
             Loss on disposals of property and equipment                                 190                  25                791
             Deferred income taxes                                                   (1,742)               4,090              3,512
             Minority interest in earnings (losses) of subsidiaries                       54                  18                 38
             Changes in assets and liabilities, net of acquired assets
             and liabilities:
                (Increase) decrease in accounts receivable                          (12,477)            (57,715)              1,268
                Decrease in prepaid expenses and other current assets                (1,245)             (8,059)                727
                (Increase) decrease in other assets                                      142                 105                178
                Increase in accounts payable and accrued expenses                      5,592              22,601             15,744
                Increase (decrease) in income tax payable                            (2,998)               7,229               (22)
                (Decrease) increase in deferred revenue                                3,306             (3,042)              2,254
                (Decrease) increase in other liabilities                               (473)               (158)                336
                                                                              ---------------    ----------------    ---------------
                   Net cash provided (used in) by operating activities                37,443             (1,722)             37,879
                                                                              ---------------    ----------------    ---------------

Cash flows from investing activities:
      Purchases of property and equipment and other assets                           (3,049)             (3,225)            (2,181)
      Acquisition of Sherikon, Inc., net of cash acquired                                 --                  --               (21)
      Acquisition of SIGCOM, net of cash acquired                                         --                  --           (10,975)
      Acquisition of Information Spectrum, Inc., net of cash acquired               (92,382)                  --                 --
      Proceeds from sales of businesses, net                                              --                  --             11,464
      Proceeds from sale of building                                                      --               1,802                 --
      Other, net                                                                          --                  --                  6
                                                                              ---------------    ----------------    ---------------
                   Net cash used in investing activities                            (95,431)             (1,423)            (1,707)
                                                                              ---------------    ----------------    ---------------

Cash flows from financing activities:
      Principal payments on bank and other notes payable                                (43)                (47)              (185)
      Payment on subordinated notes payable                                               --               (567)            (5,000)
      Payments on business purchase consideration payable                                 --                  --            (1,185)
      Payments on note payable to Ogden                                                   --                  --            (3,212)
      Deferred financing costs                                                       (2,728)             (1,292)                 --
      Principal payments on Term Loan A                                             (21,202)            (25,853)           (12,946)
      Proceeds from Term Loan B                                                      150,000                  --                 --
      Proceeds from certain stockholders related to secondary offering                   852                  --                 --
      Proceeds from revolving credit facility                                      1,009,500             862,600            771,200
      Principal payments on revolving credit facility                            (1,012,100)           (874,300)          (784,500)
      Redemption of senior subordinated notes payable                               (73,124)            (25,000)                 --
      Proceeds from issuance of common stock, net of expenses                          4,902              81,808                 --
      Principal payments under capital lease obligations                               (247)                  --                 --
      Principal payments on subordinated notes payable to stockholders                    --             (7,499)                 --
      Payment of subordinated notes payable-related party                                 --             (4,369)                 --
      Proceeds from minority interest, net                                                --                  --                152
                                                                              ---------------    ----------------    ---------------
                   Net cash provided by (used in) financing activities                55,810               5,481           (35,676)
                                                                              ---------------    ----------------    ---------------

                   Net increase (decrease) in cash and cash equivalents              (2,178)               2,336                496

Cash and cash equivalents, beginning of year                                           4,266               1,930              1,434
                                                                              ---------------    ----------------    ---------------
Cash and cash equivalents, end of year                                           $     2,088        $      4,266        $     1,930
                                                                              ===============    ================    ===============

                                                                                                                         (continued)



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                                          Consolidated Statements of Cash Flows, continued

                                            Years Ended December 31, 2003, 2002 and 2001



                                                                                    2003              2002                2001
                                                                                -------------    ----------------    ---------------

Supplemental disclosure of cash flow information (in thousands): Interest paid:
      Tender offer of senior subordinated notes payable                          $     7,177      $           --      $           --
      Other                                                                           14,199              18,971              23,396
                                                                                 -----------        ------------       -------------
    Total interest paid                                                          $    21,376      $       18,971      $       23,396
                                                                                 ===========        ============       =============

    Income taxes paid (refunds received), net                                    $    27,410      $        2,634      $         (52)
                                                                                 ===========        ============       =============

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

         During 2001, the Company finalized the allocation of the purchase price of Sherikon, Inc., resulting in an increase of $100,000 in accrued liabilities and in the goodwill from the acquisition for contingencies identified at the date of acquisition (see note 4(a)).

         In accordance with SFAS No. 133, the changes in the fair value of the interest rate swaps are reported, net of tax, in accumulated other comprehensive income. For the years ended December 31, 2003 and 2002, the change in the fair value of the interest rate swaps generated a deferred tax liability of $209,000 and $838,000, respectively.

         During 2003, the Company recorded approximately $1.0 million of equipment utilizing capitalized leases.


See accompanying notes to consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (a Delaware Corporation)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

         The Company provides professional information technology solutions and advanced systems engineering services to government clients. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

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

(c)      Property and Equipment

         Property and equipment is stated at cost, or fair value at the date of acquisition if acquired through a purchase business combination. Property and equipment under capital leases are stated at the present value of minimum lease payments. For financial reporting purposes, depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:

         Computer hardware and software               3 to 7 years
         Furniture and equipment                      5 to 12 years
         Leasehold and building improvements          shorter of  estimated
                                                      useful  life or lease term
         Buildings                                    31.5 years
         Property and equipment under
          capital leases                              shorter of  estimated
                                                      useful  life or lease term

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

         During 2003 and 2001, the Company recognized an impairment charge of approximately $135,000 and $750,000, respectively, included in general and administrative expenses in the accompanying consolidated statement of operations, to write-down the carrying value of a building held-for-sale to its fair market value.

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

         In connection with SFAS No. 142's goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units as of January 1, 2002. The Company determined the estimated fair value of each reporting unit and compared it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units' fair values were less than their carrying values was noted. In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit, an indication would exist that a reporting unit's goodwill may be impaired, and the Company would be required to perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

         As of September 30, 2003 and 2002, the Company performed its annual goodwill impairment analysis required under SFAS No. 142. The Company applied the same methodology described above in performing its annual impairment test and did not identify any indication of goodwill impairment for any reporting unit. The Company will perform the annual impairment test as of September 30 each year unless circumstances or events indicate that an impairment test should be performed sooner.

         Had the amortization provisions of SFAS No. 142 been applied as of January 1, 2001, for all of the Company's acquisitions, the Company's loss, net income and earnings per common share would have been as follows (unaudited) (in thousands, except per share data):


                                                            Year ended
                                                           December 31,
                                                               2001
                                                         -----------------

           Loss                                              $     (82)
           Add back:  Goodwill amortization                       5,663
           Add back:  Workforce amortization                        545
                                                         -----------------
           Adjusted net income                               $    6,126
                                                         =================

           Basic earnings per share:
               Loss                                          $   (0.01)
               Goodwill amortization                               0.24
               Workforce amortization                              0.02
                                                         -----------------
               Adjusted net income                           $     0.25
                                                         =================

            Diluted earnings per share:
               Loss                                          $   (0.01)
               Goodwill amortization                               0.24
               Workforce amortization                              0.02
                                                         -----------------
               Adjusted net income                           $     0.25
                                                         =================

(g)      Other Intangible Assets

         The Company amortizes the allocated cost of noncompete agreements entered into in connection with business combinations on a straight-line basis over the terms of the agreements. Other acquired intangibles related to workforce (prior to the adoption of SFAS No.
         142) and acquired contracts are amortized straight-line based upon expected employment and contract periods, respectively.

         Upon the adoption of SFAS No. 141, on January 1, 2002, intangible assets acquired in a business combination are recognized only if such assets arise from a contractual or other legal right and are separable, that is, capable of being sold, transferred, licensed, rented, or exchanged. Intangible assets acquired in a business combination that do not meet this criteria are considered a component of goodwill. As of January 1, 2002, the Company reclassified approximately $1.9 million, net of accumulated amortization, of intangible assets associated with acquired employee workforce from intangible assets to goodwill, which in accordance with SFAS No. 142, are no longer separately identifiable from goodwill. As of December 31, 2003, the Company has approximately $13.3 million of intangible assets ($5.2 million net of accumulated amortization) related to contracts and related customer relationships intangible assets, which are being amortized straight-line over periods of up to 5.3 years

         Software development costs represent expenditures for the development of software products that have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the amount computed using the straight-line method over the remaining estimated economic useful life of the product. The Company uses economic lives ranging from one to three years for all capitalized software development costs. Amortization of software development costs begins when the software product is available for general release to customers. As of December 31, 2001, approximately $4.8 million had been capitalized for software development, all of which had been amortized. There were no capitalized software costs after 2001 due to the curtailment of operations of CITI-SIUSS.

(h)      Revenue Recognition

         For each of the years ended December 31, 2003, 2002 and 2001, in excess of 95% of the Company's revenues were derived from services performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. For the year ended December 31, 2003, approximately 38% of the Company's contracts were time and material, 32% cost-plus and 30% fixed price (a substantial majority of which are firm fixed price level of effort.) Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. For cost-plus award fee type contracts, the expected fee to be awarded by the customer is recognized at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding the Company's performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, the Company evaluates its contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

         The Company recognizes revenues under its federal government contracts when a contract is executed, the contract price is fixed and determinable, funding has been received, delivery of the services or products has occurred and collectibility of the contract price is considered probable. The Company contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time the Company may proceed with work based on customer direction pending finalization and signing of formal funding documents. The Company has an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Allowable contract costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, the Company considers its previous experience with the customer, communications with the customer regarding funding status, and the Company's knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred.

         The Company recognizes revenues under its federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs the Company incurs under federal government contracts are subject to regulation and audit by certain agencies of the federal government. Contract cost disallowances, resulting from government audits, have not historically been significant. The Company may be exposed to variations in profitability, including potential losses, if the Company encounters variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

         Contract revenue recognition inherently involves estimation. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise the Company's estimated total revenue or costs. Typically, these revisions relate to contractual changes involving its services. To the extent that a revised estimate affects contract revenue or profit previously recognized, the Company records the cumulative effect of the revision in the period in which it becomes known. In addition, the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known.

         Software revenue is generated from licensing software and providing services, including maintenance and technical support, and consulting. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. The Company's software license sales including maintenance and consulting services are recognized at their fair values when all other recognition criteria are met. Service revenues consists of maintenance and technical support and is recognized ratably over the service period. Other service revenues are recognized as the related services are provided. Revenues from sales of products are generally recognized upon acceptance by the customer, which is typically within thirty days of shipment. Subsequent to the curtailment of operations of CITI-SIUSS in 2001 (see note 3(b)), there have been no new product or license sales. All software revenue recognized in 2002 relates to maintenance services provided on existing software arrangements. There were no CITI-SIUSS software revenues in 2003.

         Amounts collected in advance of being earned are recognized as deferred revenues.

(i)      Costs of Acquisitions

         Costs incurred on successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued. Costs incurred on probable acquisitions are deferred.

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

(k)      Foreign Currency Translation and Transactions

         The balance sheets of the Company's foreign subsidiaries are translated to U.S. dollars for consolidated financial statement purposes using the current exchange rates in effect as of the balance sheet date. The revenue and expense accounts of foreign subsidiaries are converted using the weighted average exchange rate during the period. Gains or losses resulting from such translations are included in accumulated comprehensive income (loss) in stockholders' equity (deficit). Gains and losses from transactions denominated in foreign currencies are included in current period income. Foreign currency transaction gains and losses were not significant for the years ended December 31, 2003, 2002 and 2001.

(l)      Accounting for Stock-Based Compensation

         The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and Related Interpretations. The Company has an employee stock option plan. Compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option at the date of grant. The Company has also granted stock appreciation rights to certain of its directors. Through 2001, the Company recognized an insignificant amount of compensation expense associated with the stock appreciation rights equal to the excess fair value of the underlying stock at each reporting period. The Company discloses the pro forma effect on net income (loss) as if the fair value based method of accounting as defined in Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-based Compensation had been applied.

         The Company accounts for stock options granted to non-employees using the fair value method of accounting as prescribed by SFAS No. 123. Compensation expense related to stock options granted to non-employees is not significant.

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:


                                                                                   2003             2002               2001
                                                                                ------------    ------------       ------------
                                                                                  (in thousands, except per share data)

                  Net income (loss), as reported                                 $    36,190      $   26,444        $      (82)
                  Add: Stock based compensation recorded                                   3              --                 --
                  Deduct: Total stock-based compensation expense
                  determined under fair value method, net of tax                     (3,749)         (3,477)            (1,206)
                                                                                 -----------      ----------        -----------
                  Pro forma net income (loss)                                    $    32,444      $   22,967        $    (1,288)

                      Earnings (loss) per share:
                      Basic-as reported                                          $      1.04      $     0.82        $    (0.01)
                                                                                 ===========       =========        ===========
                      Basic-pro forma                                            $      0.93      $     0.71        $    (0.05)
                                                                                 ===========      ==========        ===========
                      Diluted-as reported                                        $      0.98      $     0.78        $    (0.01)
                                                                                 ===========      ==========        ===========
                      Diluted-pro forma                                          $      0.88      $     0.68       $     (0.05)
                                                                                 ===========      ==========        ===========


(m)      Fair Value of Financial Instruments

         The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2003 and 2002, due to the relatively short duration of these financial instruments. Except for the senior subordinated notes payable and the subordinated notes payable to stockholders, the carrying amounts of the Company's indebtedness approximate their fair values as of December 31, 2003 and 2002, as they bear interest rates that approximate the market. The fair value of the senior subordinated notes payable on principal amounts of $1.9 million and $75.0 million, based on quoted market value, was approximately $2.1 million and $81.0 million as of December 31, 2003 and 2002, respectively.

(n)      Derivative Instruments and Hedging Activities

         The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that derivative instruments be recognized at fair value in the balance sheet. The Company has entered into certain interest rate swap agreements, which are accounted for under SFAS No. 133. Changes in the fair value of derivative instruments that qualify as effective hedges of cash flows are recognized as a component of other comprehensive income (loss). Changes in the fair value of derivative instruments for all other hedging activities, including the ineffective portion of cash flow hedges, are recognized in current period earnings.

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

(p)      Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the carrying amounts of reported assets and liabilities, including property, plant, and equipment, intangible assets and goodwill, valuations for income taxes and accounts receivable, and the valuation of derivative instruments and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(q)      Stock Split

         Effective February 19, 2002, the Company increased the aggregate authorized shares of its common stock to 37,503,000 shares, and authorized a 2,449.95-for-1 common stock split. All references to the number and per share amounts relating to the Company's common shares have been retroactively restated for the stock split.

(r)      Reclassification Pursuant to SFAS 145

         In April 2002, the Financial Accounting Standards Board issued Statement 145 ("SFAS No. 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement 13, and Technical Corrections. SFAS No. 145 addresses the reporting of gains and losses from extinguishment of debt and rescinds FASB Statements 4 and 64. Under the new standard, only gains and losses from extinguishments meeting the criteria of Accounting Principles Board Opinion No. 30 would be classified as extraordinary items. Thus, gains or losses arising from extinguishments of debt that are part of the Company's recurring operations would not be reported as extraordinary items. Upon adoption, previously reported extraordinary gains or losses not meeting the requirements for classification as such in accordance with Accounting Principles Board Opinion No. 30 were required to be reclassified for all periods presented. The Company adopted SFAS No. 145 as of January 1, 2003, and as a result, the Company reclassified $4.2 million ($2.6 million net of tax) of losses and $519,000 ($330,000 net of tax) of gains previously recorded as extraordinary items for the year ended December 31, 2002 and 2001, respectively, to interest expense. Additionally, the tax impact as a result of these reclassifications has been adjusted in the tax provision amounts shown.

(s)      Recently Issued Accounting Pronouncements

         In December 2002, the Emerging Issue Task Force, or ("EITF"), issued a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. The effective date of EITF 00-21 for the Company is July 1, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company's consolidated financial statements.

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

         In  December   2003,   the  FASB  issued   Interpretation   No.  46(R),
         ("Interpretation No. 46(R)"), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Interpretation No. 46(R) provides guidance for identifying a controlling interest in a Variable Interest Entity, or "VIE," established by means other than voting interests. Interpretation No. 46(R) also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for interests qualifying as VIEs is December 31, 2003. The Company does not have any interests qualifying as VIEs, including residual value guarantees or fixed purchase options under leases as of December 31, 2003. As a result, Interpretation No. 46(R) does not have an impact on its consolidated financial statements.

(3)      Sales and Closure of Businesses

         (a)      Sale of CITE

                  On June 29, 2001, the Company sold its Center for Information Technology Education ("CITE") business to a subsidiary of Pinnacle Software Solutions, Inc. for a total purchase price of $100,000, of which $50,000 was paid on the date of closing, with the remainder due and paid in six equal, monthly payments of approximately $8,300 beginning on August 1, 2001. CITE provided evening and weekend training for individuals to attain certification in Oracle developer and Java. Revenues generated by CITE were approximately $1.2 million for the year ended December 31, 2001. As of the date of sale, the carrying value of the net assets of CITE was approximately zero, resulting in a gain on the sale of the business of approximately $100,000.

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

                  On June 22, 2001, the Company decided to cease software development operations of the Venture because it concluded that the Venture was not likely to establish a self-supporting business without significant capital contributions. Revenues generated by the Venture were approximately $1.5 million for the year ended December 31, 2001. Operating losses were approximately $2.6 million for the year December 31, 2001. The Venture was obligated to provide maintenance and support services on existing contracts through June 30, 2002. Upon the completion of this obligation, the Company anticipated that no excess proceeds would be available to the Company or the minority interest party in the Venture. Accordingly, the remaining minority interest of approximately $487,000 was reversed during the quarter ended June 30, 2001, and the resulting gain was included in gains on sales and closures of businesses in the accompanying consolidated statement of operations.

         (c)      Sale of Interactive Media Corporation

                  On July 20, 2001, the Company sold all of the stock in Interactive Media Corporation ("IMC") for $13.5 million in cash, subject to adjustment based on the amount of working capital (as defined in the sale agreement) as of the date of sale. In addition, the Company had a contingent right to receive an additional $500,000 in cash based on IMC's performance from the date of closing through the end of calendar year 2001. Prior to the sale, IMC transferred to the Company the assets of the government division of IMC, which specializes in training services primarily to the government marketplace. Accordingly, at the date of sale, IMC provided training services to customers primarily in the commercial marketplace. For the commercial division, revenues were approximately $11.7 million for the year ended December 31, 2001. Operating loss was approximately $(41,000) for the year ended December 31, 2001. With respect to the working capital adjustment, the Company had reserved approximately $550,000 of the gain on the sale at the time of closing. Subsequently, the Company reached an agreement with the purchaser of IMC to settle the adjustment in the amount of $475,000 as a result of working capital deficiencies at the closing of the transaction. The Company paid this amount to the purchaser on June 14, 2002. The remaining $75,000 reserve related to a retention bonus which was paid to a key employee of IMC during the year ended December 31, 2002. The total gain recognized on the sale of IMC in 2001 was approximately $3.5 million.

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

         (d)      Closure of South Texas Ship Repair

                  On December 19, 2001, the Company decided to close the South Texas Ship Repair ("STSR") business, which was acquired as part of the Sherikon acquisition in October 2000. STSR specialized in the repair of ships for both government and commercial customers. Revenues were $3.3 million and operating loss was $(2.1) million for the year ended December 31, 2001. In conjunction with the closure of STSR, the Company recognized a charge of approximately $1.0 million for the write-down of goodwill from the Sherikon acquisition, which was attributable to STSR. This charge is included in goodwill amortization in the accompanying consolidated statement of operations, for the year ended December 31, 2001. The remaining expected costs of fulfilling STSR's existing contracts of approximately $169,000 have been accrued as of December 31, 2003.

(4)      Acquisitions

         (a)      The Training Division of SIGCOM, Inc.

                  On July 20, 2001, the Company acquired the assets, contracts and personnel of the training division of SIGCOM, Inc. ("SIGCOM"). The principal business of the training division of SIGCOM's is the design, construction, instrumentation, training and maintenance of simulated live-fire training facilities to help acclimate members of the armed forces to combat conditions for mobile operations on urban terrain. The company's primary reason for acquiring SIGCOM was the significant capabilities of SIGCOM that augment the Company's defense training capabilities. The total purchase price was $11.0 million, excluding $409,000 of transaction costs, of which $10.0 million was paid in cash to the seller and $1.0 million of which was placed in escrow to secure the seller's obligations to indemnify the Company for certain potential liabilities which were not assumed. Transaction costs included a $100,000 fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The Company allocated approximately $4.1 million of the purchase price to accounts receivable, approximately $1.5 million to acquired accounts payable and accrued liabilities, and $440,000 to an intangible asset related to contract backlog, which was amortized over a two-year period, in accordance with SFAS No.
                  142. Approximately $8.1 million has been allocated to tax deductible goodwill arising from the acquisition, which in accordance with SFAS No. 142, is not being amortized (see note 2(f)).

         (b)      Information Spectrum, Inc.

                  On May 23, 2003, the Company purchased all of the outstanding stock of Information Spectrum, Inc. ("ISI"), a provider of credential card technologies, military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $91.6 million, excluding transactions costs of approximately $737,000. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on estimates made by management. The identifiable intangible assets consisted of $4.8 million of contracts and related customer relationships and $500,000 for the value of a non-compete agreement. The value of the contracts and related customer relationships is based, in part, on an independent appraisal and other studies performed by the Company. The contracts and related customer relationships are being amortized straight-line over its expected useful life of approximately 5.3 years. The non-compete agreement value was based on the consideration paid for the agreement and is being amortized straight-line over the three year term of the agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized.

                  The total purchase price paid, including transaction costs, of $92.4 million was allocated to the assets acquired and liabilities assumed as follows (in thousands):

                           Accounts receivable                                $      22,792
                           Prepaid and other current assets                             764
                           Property and equipment                                     3,312
                           Other assets                                                 120
                           Current income tax receivable                                655
                           Accounts payable and accrued expenses                   (11,186)
                           Deferred income tax, net                                   (458)
                           Deferred revenue                                         (2,645)
                           Other liabilities                                          (558)
                           Contracts and customer relationships                       4,751
                           Goodwill                                                  74,335
                           Non-compete agreement                                        500
                                                                                -----------

                                Total consideration                           $      92,382
                                                                                ===========

                  Unaudited Pro Forma Data

                  The following unaudited pro forma summary presents consolidated information as if the acquisition of ISI and SIGCOM had occurred as of January 1, 2001. The pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands, except per share data):


                                                                        2003            2002             2001
                                                                  ----------------  -------------  ----------------
                           Total revenues                         $      1,096,152  $     955,590    $      826,298
                           Total expenses                                1,059,467        927,976           823,395
                                                                  ----------------  -------------  ----------------

                           Net income                             $         36,685  $      27,614    $        2,903
                                                                  ================  =============  ================

                           Basic earnings per common share        $           1.05  $        0.86    $         0.12
                                                                  ================  =============  ================

                           Diluted earning per common share       $           0.99  $        0.81    $         0.12
                                                                  ================  =============  ================

(5)      Accounts Receivable

         The components of accounts receivable as of December 31, 2003 and 2002, are as follows (in thousands):


                                                       2003            2002
                                                   -------------  -------------

         Billed and billable                       $   198,144    $    179,216
         Unbilled                                       22,210           8,929
         Retainages due upon contract completion         6,705           5,162
         Allowance for doubtful accounts               (4,122)         (4,248)
                                                   ------------    ------------
                          Total                    $   222,937    $    189,059
                                                   ============    ============

         In excess of 95% of the Company's revenues for each of 2003, 2002 and 2001 have been earned, and accounts receivable as of December 31, 2003 and 2002 are due, from agencies of the U.S. federal government. Unbilled costs and fees and retainages billable upon completion of contracts are amounts due primarily within one year and will be billed on the basis of contract terms and delivery schedules.

         The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts, and therefore its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit, including by the U.S. Defense Contract Audit Agency ("DCAA") or by other appropriate agencies of the U.S. government. Such agencies have the right to challenge the Company's cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Incurred cost audits have been completed by DCAA through 2001. Historically, such audits have not resulted in any significant disallowed costs. Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on the Company's financial condition or results of operations.

(6)      Property and Equipment

         Property and equipment consists of the following as of December 31, 2003 and 2002 (in thousands):

                                                                   2003             2002
                                                               ------------     ------------

         Land                                                  $        393     $        393
         Buildings                                                    1,581            1,717
         Computer hardware and software                              19,686           13,348
         Furniture and equipment                                      6,732            8,697
         Leasehold improvements                                       6,856            4,808
                                                               ------------      -----------
                                                                     35,248           28,963
         Less - accumulated depreciation and amortization           22,489)         (18,971)
                                                               ------------      -----------

         Total                                                 $     12,759     $      9,992
                                                               ============      ===========

(7)      Accrued Expenses

         The components of accrued expenses as of December 31, 2003 and 2002 are as follows (in thousands):

                                                                   2003            2002
                                                               ------------     ------------

         Accrued payroll and related benefits                  $     52,602     $    38,819
         Accrued subcontractor costs                                 25,987          13,396
         Accrued interest                                               153           1,138
         Other accrued expenses                                       6,726           4,250
                                                               ------------     ------------

         Total                                                 $     85,468     $    57,603
                                                               ============     ============

(8)      Indebtedness

         (a)      Credit Agreement

                  On June 23, 1999, the Company entered into a Credit Agreement ("Credit Facility") with a syndicate of nine commercial banks. Under the terms of the Credit Facility, the Company entered into promissory notes with aggregate available financing facilities of $180.0 million. The Credit Facility was comprised of a revolving credit facility for aggregate borrowings of up to $120.0 million ("Revolving Facility"), as determined based on a portion of eligible billed accounts
                  receivable  and  a  portion  of  eligible   unbilled  accounts
                  receivable and the ratio of net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Facility, and maturing on June 23, 2005; and a $60.0 million note ("Term Loan") with principal payments due quarterly commencing June 30, 2001, and $15.0 million at maturity on June 23, 2005. However, under certain conditions related to excess annual cash flow, as defined in the agreement, and the receipt of proceeds from certain asset sales, and debt or equity issuances, the Company was required to prepay, in amounts specified in the agreement, borrowings under the Term Loan. Due to excess cash flows, as defined, generated in 2001, an additional principal payment of $10.7 million was paid under the term loan on March 14, 2002. A portion of the net proceeds from the IPO were used to make an additional principal payment of $11.4 million in March 2002. As a result of the permanent reduction of a portion of its debt under the term loan, the Company wrote off a proportionate amount of the unamortized deferred financing fees related to the portion of the term loan that was repaid. The write-off of $304,000 has been reflected as interest expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002. Effective October 21, 2002, this Credit Facility was replaced by an Amended and Restated Credit Agreement, as discussed below.

                  Under the Credit Facility, the interest rate on both the Revolving Facility and the Term Loan was at a floating rate based upon, at the Company's option, LIBOR, or the Alternate Base Rate ("ABR"), which is the higher of Credit Suisse First Boston's ("CSFB") prime rate (less one quarter of one percent) and the Federal Funds Effective Rate, plus one half of one percent, in each case plus a margin determined based on the Company's ratio of net debt to EBITDA. Interest was payable on the last day of each quarter. During the years ended December 31, 2002 and 2001, the interest rates on the Revolving Facility and Term Loan ranged from 3.53 percent to 6.00 percent and 4.61 percent to 11.75 percent, respectively.

         (b)      Amended and Restated Credit Agreement of October 21, 2002

                  On October 21, 2002, the Company entered into an amendment and restatement of its existing Credit Agreement (the "2002 Amended and Restated Credit Agreement"). Pursuant to the terms of the Amended and Restated Credit Agreement, the Credit Facility was amended to allow for the following: (1) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility"); and (2) a $22.3 million three-year senior secured term loan facility (the "Term Loan Facility"). The aggregate amount available for borrowing under the Revolving Credit Facility was determined based on a portion of eligible accounts receivable. In general, the Company's borrowing availability under the Revolving Credit Facility was subject to its borrowing base (defined as portions of eligible billed and unbilled accounts receivable) and the Company's ratio of net debt to EBITDA and net senior debt to EBITDA, as defined in the Amended and Restated Credit Agreement. The Company incurred approximately $626,000 in expenses related to this Amended and Restated Credit Agreement. These expenses have been capitalized as additional deferred financing fees and are being amortized over the remaining term of the Revolving Credit Facility.

                  Borrowings under the Term Loan Facility and the Revolving Credit Facility would have matured on June 30, 2005. Borrowings under the Revolving Credit Facility and Term Loan Facility bore interest at a floating rate based upon, at the Company's option, LIBOR, or the ABR, which is the higher of CSFB prime rate (less one quarter of one percent) and the Federal Funds Effective Rate, plus one half of one percent, in each case plus a margin determined based upon our ratio of net debt to EBITDA (as defined in the Amended and Restated Credit Agreement). In certain cases, the Company was required to make excess cash payments (as defined in the Amended and Restated Credit Agreement) to the extent certain conditions and ratios are met. From January 1, 2003 through December 18, 2003 and from the date of the amendment through December 31, 2002, the interest rates for the Term Loan Facility and the Revolving Credit Facility ranged from 3.35 percent to 5.25 and 3.63 percent to 5.75 percent, respectively. Effective December 19, 2003, this credit facility was replaced by an additional Amended and Restated Credit Agreement, as discussed below.

         (c) Amended and Restated Credit Agreement of December 19, 2003 On December 19, 2003, the Company entered into an amended and restated credit agreement (the "2003 Amended and Restated Credit Agreement") related to our Credit Facility. This current amendment and restatement, among other things, provides for the following: (1) a new Term Loan B under the Term Loan Facility in the amount of $150.0 million with a maturity date of December 31, 2010; (2) the extension of Revolving Credit Facility's maturity date to December 31, 2008; (3) the repayment of the outstanding balance of approximately $18.4 million of the Term Loan A; and (4) the financing of the tender offer and consent solicitation made on November 23, 2003, related to the outstanding Senior Subordinated Notes (see below). In addition, the 2003 Amended and Restated Credit Agreement permits the Company to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. All borrowings under the 2003 Amended and Restated Credit Agreement are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to
                  EBITDA (as defined in the 2003 Amended and Restated Credit Agreement) and maximum ratio of senior debt to EBITDA. For the year ended December 31, 2003, the Company was not in compliance with one of the financial covenants required by its 2003 Amended and Restated Credit Agreement. The Company subsequently obtained a waiver for compliance with this covenant for the year ended December 31, 2003. The Company was in compliance with all other financial covenants required by its 2003 Amended and Restated Credit Agreement. Additionally, as a result of the changes made in this amendment and restatement, revolving loans are based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans. From the date of the amendment through December 31, 2003, the interest rates for the Term Loan Facility and the Revolving Credit Facility ranged from 3.16 percent to 5.00 percent.

                  In connection with the repayment of the Term A Loan, the Company wrote off the related unamortized deferred financing fees. The write-off of $485,000 has been reflected as interest expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003.

                  All of the Company's existing and future domestic subsidiaries unconditionally guarantee the repayment of amounts borrowed under the 2003 Amended and Restated Credit Agreement. The 2003 Amended and Restated Credit Agreement is secured by substantially all of the Company's and its domestic subsidiaries' tangible and intangible assets, including substantially all of the capital stock of the Company's subsidiaries.

                  The 2003 Amended and Restated Credit Agreement also permits the Company to elect from time to time to (i) repurchase certain amounts of its subordinated debt and outstanding common stock from its share of excess cash flow (as defined in the 2003 Amended and Restated Credit Agreement); and (ii) repurchase certain amounts of its subordinated debt from it share of net cash proceeds of issuances of equity securities.

                  The 2003 Amended and Restated Credit Agreement contains customary events of default, certain of which allow for grace periods.

                  As of December 31, 2003 and 2002, the outstanding amounts under the 2002 and 2003 Amended and Restated Credit Agreement were as follows (in thousands):


                                                                                   2003             2002
                                                                               ------------     -----------

                           Revolving Credit Facility                           $      4,400     $     7,000
                           Term Loan A                                                   --          21,201
                           Term Loan B                                               50,000              --
                                                                               ------------     -----------
                           Total debt                                               154,400          28,201
                           Less current installments                                (1,500)         (3,798)
                                                                               ------------     -----------

                           Long-term debt, excluding current installments      $    152,900     $    24,403
                                                                               ============     ===========


                  The remaining available borrowings under the Revolving Credit Facility as of December 31, 2003 were $112.7 million. As of December 31, 2003, the 2003 Amended and Restated Credit Agreement would have permitted additional borrowings of up to $203.7 million.

                  For the years ended December 31, 2003, 2002 and 2001, total interest expense incurred on the Revolving Credit Facility was approximately $1.9 million, $1.1 million, and $2.7 million, respectively. For the years ended December 31, 2003, 2002 and 2001, total interest expense incurred on the Term Loan A was approximately $700,000, $1.2 million, and $4.1 million, respectively. For the year ended December 31, 2003, total interest expense incurred on the Term Loan B was approximately $156,000.

         (d)      Senior Subordinated Notes Payable

                  On May 11, 1999, the Company sold $100.0 million, in aggregate principal amount of 12% senior subordinated notes due 2009, or "12% Notes." The proceeds of the issuance of the 12% Notes were principally used to purchase Analysis & Technology, Inc. The 12% Notes are subordinate to the Company's 2003 Amended and Restated Credit Facility but rank senior to any other subordinated indebtedness. The 12% Notes mature May 15, 2009 and interest is payable semi-annually on May 15 and November
                  15. The Company used net proceeds from its initial public offering ("IPO") to redeem $25.0 million principal amount of its 12% Notes on April 15, 2002. In addition, as a result of the redemption of the $25.0 million principal amount of the Company's 12% Notes, the Company incurred a $3.0 million prepayment premium and wrote-off a proportionate amount of approximately $928,000 of the unamortized deferred financing fees related to the portion of the 12% Notes that were repaid. The prepayment premium and write-off of deferred financing fees for both the term loan and the 12% Notes totaling $4.2 million, have been reflected as interest expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

                  On December 23, 2003, the Company repurchased $73.1 million in aggregate principal amount, or approximately 97% of the outstanding 12% Notes. As of the expiration date of the tender offer and December 31, 2003, approximately $1.9 million in aggregate principal amount remained outstanding, which is callable on May 15, 2004. The repurchase price for the 12% Notes was $1,110.95 per $1,000 principal amount of Notes tendered prior to December 5, 2003, the Consent Date. The repurchase price for those Notes tendered after December 5, 2003 was $1,090.95 per $1,000 principal amount of the 12% Notes, which excludes the consent payment of $20.0 per $1,000 principal amount. The aggregate repurchase price for all of the 12% Notes validly surrendered for repurchase and not withdrawn was approximately $81.2 million. In addition, as a result of the tender offer, the Company incurred a $7.2 million bond premium and consent payment and wrote-off approximately $2.1 million of the unamortized deferred financing fees related to the portion of the 12% Notes that were repurchased. The tender premium, consent payment and write-off of deferred financing fees have been reflected as interest expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003.

                  Total interest expense for the 12% Notes incurred during 2003, 2002 and 2001was approximately $8.8 million, $9.9 million, and $12.0 million, respectively.

         (e)      Subordinated Notes Payable

                  In connection with the purchase of Sherikon, Inc. in 2000, the Company entered into subordinated promissory notes with the Sherikon, Inc. shareholders as of the date of acquisition in the aggregate principal amount of $7.5 million, discounted to approximately $6.5 million. During 2001, $5.0 million of the subordinated promissory notes were repaid. The remaining $2.5 million of subordinated promissory notes were due on October 20, 2002. On October 18, 2002, the Company asserted an indemnification  claim  against  the  former  shareholders  of
                  Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. The Company has not made this $2.5 million scheduled payment pending resolution of the indemnification claim; however, $124,000 of interest has been accrued and outstanding as of December 31, 2003. During the year ended December 31, 2003, 2002 and 2001, total interest expense on the subordinated promissory notes with the Sherikon, Inc. shareholders was approximately $124,000, $232,000, and $665,000, respectively.

         (f)      Subordinated Note Payable to Ogden

                  As partial consideration for the acquisition of Anteon Virginia, the Company entered into a subordinated promissory note with Ogden in the principal amount of $8.5 million, bearing interest at 12% payable quarterly. The principal amount of the note was due in April 2004, but could be prepaid without penalty at any time prior to maturity. On June 29, 2001, Anteon Virginia purchased from Ogden the then outstanding principal amount of the subordinated note payable to Ogden due from the Company for $3.2 million in full settlement of the Company's obligation to Ogden. In connection with the payment, the Company recognized interest income of $519,000, on the retirement of the subordinated note payable to Ogden, which is included in interest expense, net of interest income, on the accompanying Consolidated Statement of Operations for the year ended December 31, 2001.

                  Total interest expense incurred on the subordinated note payable to Ogden for the year ended December 31, 2001 was approximately $86,000, respectively.

         (g)      Subordinated Notes Payable to Stockholders

                  Concurrent with the acquisition of Anteon Virginia, the Company and its majority stockholder at that time, Azimuth Technologies, L.P., and three other stockholders entered into subordinated promissory note agreements in the aggregate principal amount of $7.5 million, all bearing interest at 6%, which were payable quarterly. The principal amount of the notes was due in April 2004, but could be prepaid without penalty at any time prior to maturity. In March 2002, the Company used a portion of the net proceeds from its IPO to repay in full this subordinated promissory note.

                  Total interest expense incurred on the subordinated notes payable for the years ended December 31, 2002 and 2001 was approximately $90,000 and $450,000, respectively.

         (h)      Subordinated Convertible Note Payable - Related Party

                  On June 23, 1999, the Company and Azimuth Tech. II LLC, an affiliate of Azimuth Technologies, L.P., the Company's majority stockholder at that time, and Caxton-Iseman Capital, Inc., entered into a subordinated convertible promissory note agreement for $22.5 million. The note bore interest at 12%, with interest payable semi-annually each June 30 and December 31, through maturity on June 23, 2010. The Company could not prepay the note prior to December 23, 2001, unless there was a sale of the Company or an initial public offering of the Company's common stock. On or after December 23, 2001, the note could be prepaid by the Company without penalty. The note was convertible into the Company's non-voting common stock at the option of the holder at any time at the conversion price of $4.86 per share, subject to adjustment for stock splits, dividends and certain issuances of common stock. At the Company's option, accrued interest on the note could have been paid either in cash or additional notes which are identical to the above note, except that the additional notes were not convertible into shares of the Company's common stock. In March 2002, in connection with the Company's IPO, the Company repaid $4.4 million in accrued interest related to the note, and the $22.5 million principal amount subordinated convertible promissory note was converted pursuant to its terms into 4,629,232 shares of the Company's common stock at a conversion price of $4.86 per share.

                  During the years ended December 31, 2002 and 2001, the Company
                  incurred    approximately    $667,000,   and   $3.2   million,
                  respectively, of interest expense on these notes.

         (i)      Future Maturities

                  Scheduled future maturities under the Company's indebtedness, excluding the $2.5 million Subordinated Notes Payable, are as follows (in thousands):

                           Year ending December 31,

                           2004                       $         1,500
                           2005                                 1,500
                           2006                                 1,500
                           2007                                 1,500
                           2008                                 5,900
                           Thereafter                         144,376
                                                         --------------
                                                      $       156,276
                                                         ==============


         (j)      Interest Rate Swap Agreements

                  OBJECTIVES AND CONTEXT

                  The Company uses variable-rate debt to finance its operations through its Revolving Facility and Term Loan B. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

                  Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge a portion of its longer-term variable interest payments for the 2003 Amended and Restated Credit Agreement.

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

                  During the year ended December 31, 2002, the Company exercised its cancellation rights under certain interest rate swap agreements and cancelled $30.0 million notional amount of such agreements. These interest rate swap agreements related primarily to term loan obligations that had been permanently reduced. Interest expense for the year ended December 31, 2002 included losses of $1.9 million associated with these cancellations.

                  Over the next twelve months, approximately $230,000 of losses in accumulated other comprehensive loss related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of December 31, 2003, the fair value of the Company's interest swap agreements resulted in a net liability of $230,000 and has been included in other current liabilities. The Company's interest rate swap agreements effectively changed the Company's interest rate exposure for the following amounts, as of December 31, 2003, to the following fixed rates:


                                                                            Fair Value as
                                                                 Effective      of
                   Date of Swap    Notional     Maturity of     Fixed Rate  December 31,
                    Agreement       Amount     Swap Agreement  of Interest (in thousands)
                  --------------- ------------ --------------- ------------ -------------
                    June 2001     $10 million   June 30, 2004     5.78%          $(230)
                  --------------- ------------ --------------- ------------ -------------

                  The fair value of interest rate swaps is the estimated amount, based on quoted market prices, that the counterparty would (receive) pay to terminate the swap agreements at December 31, 2003.

(9)      Capital Stock

         The  Company's   authorized   capital  stock   currently   consists  of
         175,000,000 shares of common stock and 15,000,000 shares of preferred stock.

         The holders of the Company's common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors. The common stock does not have cumulative voting rights, which means that the holders of a majority of the outstanding common stock voting for the election of directors can elect all directors then being elected. The holders of the Company's common stock are entitled to receive dividends, when, and if declared by the Company's board out of legally available funds. Upon the Company's liquidation or dissolution, the holders of common stock will be entitled to share ratably in the Company's assets legally available for distribution to stockholders after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of shares of any series of preferred stock, which may be issued in the future.

         On December 17, 2003, the Company registered approximately 11.1 million shares of its common stock for sale in an underwritten offering pursuant to a registration statement on Form S-3 filed with the SEC. These securities may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

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

         Depending upon the rights of such preferred stock, the issuance of preferred stock could have an adverse effect on holders of the Company's common stock by delaying or preventing a change in control, adversely affecting the voting power of the holders of common stock, including the loss of voting control to others, making removal of the present management more difficult, or resulting in restrictions upon the payment of dividends and other distributions to the holders of common stock.

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

(10)     Income Taxes

         The provisions for income taxes for the years ended December 31, 2003, 2002 and 2001, consist of the following (in thousands), respectively:

                                                                                      Years ended December 31,
                                                                           -----------------------------------------------
                                                                              2003             2002              2001
                                                                           -----------      ------------     -------------

         Current provision:
               Federal                                                  $     21,718            10,245             1,321
               State                                                           2,305             1,431               810
               Foreign                                                           121               119                62
                                                                           -----------      ------------     -------------

                           Total current provision                            24,144            11,795             2,193
                                                                           -----------      ------------     -------------

         Deferred provision:
               Federal                                                       (1,145)             4,331             1,501
               State                                                           (226)               597               853
               Foreign                                                            --                --                55
                                                                           -----------      ------------     -------------

                           Total deferred provision                          (1,371)             4,928             2,409
                                                                           -----------      ------------     -------------

                           Total income tax provision                   $     22,773            16,723             4,602
                                                                           ===========      ============     =============

         The income tax provisions for the years ended December 31, 2003, 2002 and 2001, respectively, are different from those computed using the statutory U.S. federal income tax rate of 35% as set forth below (in thousands):

                                                                                        Years ended December 31,
                                                                             -----------------------------------------------
                                                                                2003             2002              2001
                                                                             -----------      ------------     -------------

          Expected tax expense, computed at statutory rate                $      20,637           15,108             1,582
          State taxes, net of federal expense                                     1,501            1,259             1,259
          Nondeductible expenses                                                    332              330               304
          Goodwill amortization                                                      --               --             1,804
          Secondary offering expenses                                               265               --                --
          Increase in marginal federal rate                                          --               --               200
          Stock basis difference on sale of subsidiary                               --               --             (790)
          Foreign rate differences                                                 (15)               53              (21)
          Other                                                                      53             (27)               264
                                                                             -----------      ------------     -------------
                                                                          $      22,773           16,723             4,602
                                                                             ===========      ============     =============


         The tax effect of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 is presented below (in thousands):

                                                                                    2003            2002
                                                                                --------------  -------------

         Deferred tax assets:
              Accrued expenses                                                 $         8,505  $       6,244
              Intangible assets, due to differences in amortization                      2,399          2,492
              Interest rate swaps                                                           89            298
              Accounts receivable allowances                                             1,607            706
              Property and equipment, due to differences in depreciation                 1,334            831
              Net operating loss and credit carryforwards                                  540            356
                                                                                --------------  -------------

                           Total gross deferred tax assets                              14,474         10,927
                           Less:  valuation allowance                                    (295)          (295)
                                                                                --------------  -------------
                           Net deferred tax assets                                      14,179         10,632
                                                                                --------------  -------------
         Deferred tax liabilities:
              Deductible goodwill, due to differences in amortization                    9,087          7,502
              Revenue recognition differences                                            5,536          6,616
              Accrued expenses                                                           6,630          5,741
              Property and equipment, due to differences in depreciation                 1,302            811
                                                                                --------------  -------------
                           Total deferred tax liabilities                               22,555         20,670
                                                                                --------------  -------------
                           Deferred tax liabilities, net                       $       (8,376)  $    (10,038)
                                                                                ==============  =============


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income, scheduled reversal of deferred tax liabilities, and projections of future taxable income over the periods in which the temporary differences become deductible based on available tax planning strategies, management presently believes that it is more likely than not that the company will realize the portion of the benefits of these deductible differences related to Federal income taxes. The Company has established a valuation allowance as of December 31, 2003 and 2002 of $295,000 and $295,000, respectively against certain state net operating loss carryforwards. At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $69,000 and $6.8 million, respectively. Carryforwards have various expiration dates beginning in 2004.

(11)     Employee Benefit Plans

         Employees of the Company may participate in 401(k) retirement savings plans, whereby employees may elect to make contributions pursuant to a salary reduction agreement upon meeting eligibility requirements. Participants may contribute up to 22 percent of salary in any calendar year to these plans, provided that amounts in total do not exceed certain statutory limits. The Company matches up to 50 percent of the first 6 percent of a participant's contributions, subject to certain limitations, and participants immediately vest in the Company's contributions. The Company made contributions to these plans of approximately $8.3 million, $7.1 million, and $5.6 million for the years ended December 31, 2003, 2002, and 2001 respectively. Employees vest immediately in the Company's contributions.

         ISI had a 401(k) and a profit-sharing plan ("ISI Plan") in effect covering all employees at least 18 years of age. The ISI Plan provided for both employee and employer contributions. Employees vested immediately in their own contributions. The Company's contributions are discretionary as determined by management. Employees become 100 percent vested in these contributions after five years of service. The Company did not contribute to the ISI plan in 2003. Profit-sharing expense for the year ended December 31, 2003 was $1.8 million. As of January 1, 2004, the ISI Plan terminated and the ISI Plan assets were transferred to the Company's 401(k) Plan.

(12)     Stock Option and Other Compensation Plans

         (a)      Stock Option Plan

                  In January 1997, the Company's Board of Directors approved the adoption of the Anteon Virginia Corporation Omnibus Stock Plan (the "Stock Option Plan"). At the discretion of the Board of Directors, the stock option plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, and/or phantom stock to employees or directors of the Company. As of December 31, 2003, an aggregate of 383,540 shares of the Company's common stock were reserved for issuance under the stock option plan.

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

                  The following tables summarize information regarding options under the Company's stock option plan:

                                                                                               Weighted
                                                                                               average      Outstanding
                                                                Number      Option price       exercise         and
                                                               of shares      per share         price       exercisable
                                                              ------------  --------------   -------------  -------------
                        Outstanding at December 31, 2000        4,286,000   $   0.84-6.49     $     4.27       1,489,516
                           Granted                                 64,000            8.10           8.10
                           Exercised                             (82,680)       0.84-6.41           1.84
                           Cancelled or expired                 (250,480)       0.84-8.10           5.64
                                                              ------------  --------------   -------------

                        Outstanding at December 31, 2001        4,016,840   $   0.84-8.10     $     4.21       2,178,960
                             Granted                            1,417,000     18.00-27.25          19.04
                             Exercised                        (1,135,632)       0.84-8.10           3.49
                             Cancelled or expired               (175,000)      2.30-18.00           6.24
                                                              ------------  --------------   -------------

                        Outstanding at December 31, 2002        4,123,208   $  0.84-27.25     $     8.98       1,647,368
                           Granted                                641,500     23.30-33.75          28.53
                           Exercised                            (935,947)      0.84-27.25           5.23
                           Cancelled or expired                 (221,600)      4.66-27.25          14.39
                                                              ------------  --------------   -------------

                        Outstanding as of December 31, 2003     3,607,161    $ 0.84-33.75     $    13.59       1,520,301
                                                              ============  ==============   =============


                  Option and weighted average price information by price group is as follows:

                                                          Shares outstanding                    Exercisable shares
                                              -------------------------------------------  ------------------------------
                                                Number        Weighted        Weighted      Number of        Weighted
                                                               average        average
                                                              exercise       remaining                       average
                                               of shares        price           life          shares      exercise price
                                              ------------  --------------  -------------  -------------  ---------------

                 December 31, 2003:
                      $0.84                       411,618      $   0.84             0.8       411,618          $    0.84
                      $2.30 to $3.36               14,400      $   2.53             1.8        14,400          $    2.53
                      $4.02 to $4.66              336,000      $   4.61             2.7       336,000          $    4.61
                      $4.86 to $5.25              457,266      $   5.20             3.6       281,706          $    5.20
                      $6.25 to $6.49              531,600      $   6.30             3.5       257,200          $    6.30
                      $8.10                        19,800      $   8.10             5.3         1,200          $    8.10
                      $18.00 to $27.25          1,194,977      $  19.18             5.8       218,177          $   19.18
                      $23.30 to $33.75            641,500      $  28.54             7.5            --
                                              ------------                                 -------------
                                                3,607,161                                   1,520,301
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

                  Had compensation cost for the grants under the Company stock option plan been determined consistent with the fair market value provisions prescribed in SFAS No. 123, the Company's pro forma net income (loss) for the years ended December 31, 2003, 2002 and 2001 would approximate $32.4 million, $23.0 million, and $(1.3 million), respectively, using an expected option life of 5, 5, and 7 years, respectively, dividend yield rate of 0% and volatility rates of 43.3%, 47.8%, and 70%, respectively, and risk-free interest rates of 3.28%, 2.78%, and 4.84% for 2003, 2002 and 2001, respectively (see note 2(l)). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

(13)     Comprehensive Income (Loss)

         Comprehensive income (loss) includes the accumulated foreign currency translation adjustment and changes in the fair values of interest rate swaps. The Company presents comprehensive income (loss) as a component of the accompanying consolidated statements of stockholders' equity (deficit). The amount of accumulated foreign currency translation adjustment was approximately $69,000, $(44,000) and $(43,000), as of December 31, 2003, 2002 and 2001, respectively. The amount of accumulated other comprehensive income related to interest rate swaps was $230,000 ($141,000 net of tax) and $763,000 ($465,000 net of tax)
         as of December 31, 2003 and December 31, 2002, respectively.

(14)     Earnings (Loss) Per Common Share

         The computations of basic and diluted income (loss) per common share are as follows:

                                                    For the year ended
                                                    December 31, 2003

                                                      Weighted average
                                          Income          shares         Per Share
                                        (Numerator)     (Denominator)     Amount
                                      --------------  -----------------  ---------
                                      (in thousands, except share and per share data)

         Basic earnings per share     $       36,190       34,851,281    $      1.04
                                      ==============                     ===========
         Stock options                                      2,074,207
         Diluted earnings per share   $       36,190       36,925,488    $      0.98
                                      ==============                     ===========


                                                    For the year ended
                                                    December 31, 2002

                                                      Weighted average
                                         Income           shares         Per Share
                                       (Numerator)     (Denominator)      Amount
                                      --------------  -----------------  -----------
                                      (in thousands, except  share and per share data)

         Basic earnings per share     $       26,444       32,163,150    $      0.82
                                      ==============                     ===========
         Stock options                                      1,858,447
         Diluted earnings per share   $       26,444       34,021,597    $      0.78
                                      ==============                     ===========



                                                      For the year ended
                                                      December 31, 2001

                                                      Weighted average
                                         Income            shares        Per Share
                                       (Numerator)     (Denominator)      Amount
                                      --------------  ---------------    -----------
                                     (in thousands, except share and per share data)

         Basic losses per share       $         (82)       23,786,565    $    (0.01)
                                      ==============                     ===========
         Stock options                                             --
         Diluted losses per share     $         (82)       23,786,565    $    (0.01)
                                      ==============                     ===========


(15)     Commitments and Contingencies

         (a)      Leases

                  The Company is obligated under capital leases covering certain property and equipment that expire at various dates during the next five years. At December 31, 2003 and 2002, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                                  2003               2002
                                                              -------------     -------------
                           Property and equipment             $    1,037        $       --
                           Less accumulated amortization           (265)                --
                                                              -------------     -------------
                                                              $      772        $       --
                                                              =============     =============

                  Amortization of assets held under capital leases is included in depreciation expense in the accompanying Consolidated Statements of Operations.

                  The Company also leases facilities and certain equipment under operating lease agreements expiring at various dates through 2010. These leases generally contain renewal options for periods ranging from 3 to 5 years, and require the Company to pay all executory costs such as maintenance, taxes, and insurance. As of December 31, 2003, the aggregate minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):


                           Year ending December 31                             Capital           Operating
                           -----------------------
                                                                                 Leases            Leases
                                                                              ------------    ----------------
                           2004                                               $       421       $        29,991
                           2005                                                       212                23,785
                           2006                                                       132                20,800
                           2007                                                       121                17,173
                           2008                                                        91                14,520
                           Thereafter                                                  --                45,304
                                                                               -----------     ----------------
                                    Total minimum lease payments              $       977       $       151,573
                                                                                                ================
                           Less estimated executory costs (at 7.25%)                 (71)
                                                                               -----------
                           Net minimum lease payments                                 906
                           Less amount representing interest
                              (at rates ranging from 5.88% to 10.50%)                 100
                                                                               -----------
                           Present value of net minimum capital                       806
                           lease payments
                           Less current installments of obligations
                           under capital leases                                       341
                                                                               -----------
                           Obligations under capital leases,
                           excluding current installments                     $       465
                                                                                ===========


                  Rent expense under all operating leases for the years ended December 31, 2003, 2002 and 2001 was approximately $25.4 million, $24.2 million, and $23.1 million, respectively.

         (b)      Management Fees

                  Effective June 1, 1999, the Company entered into an arrangement with Caxton-Iseman Capital, Inc., an affiliate and advisor to the Company, whereby the Company was required to pay $1.0 million to Caxton-Iseman Capital, Inc. as a management fee.

                  Effective December 31, 2001, the Company entered into a new agreement with Caxton-Iseman Capital, Inc. that terminated the management fee agreement. Under the terms of this new agreement, the Company was obligated to pay Caxton-Iseman Capital, Inc. a one-time, $3.6 million fee, which was recognized as general and administrative expense in 2001 and is reflected as due to related party in the accompanying consolidated balance sheet as of December 31, 2001. As a result, Caxton-Iseman no longer provides management advisory services to the Company. Any further services requested by the Company that are provided by Caxton-Iseman, if any, will be paid for by the Company at rates negotiated at that time. During the year ended December 31, 2001, the Company incurred $1.0 million of management fees with Caxton-Iseman Capital, Inc.

         (c)      Legal Proceedings

                  The Company is involved in various legal proceedings in the ordinary course of business. Management of the Company and its legal counsel cannot currently predict the ultimate outcome of these matters, but do not believe that they will have a material impact on the Company's financial position or results of operations.

(16)     Secondary Offering Expenses

         On September 22, 2003, certain of the Company's stockholders sold 6,600,000 shares of the Company's common stock in an underwritten offering pursuant to a registration statement on Form S-3 filed with the SEC. In the fourth quarter of 2003, the underwriters of this offering partially exercised their over-allotment option with respect to additional shares held by the selling stockholders. As a result, on October 16, 2003, certain of the selling stockholders sold an additional 297,229 shares of the Company's common stock in a second closing pursuant to the same underwritten offering. In connection with this offering, the Company incurred approximately $852,000 of expenses for the year ended December 31, 2003. These expenses were reimbursed by certain of the selling stockholders and the reimbursement was recorded by the Company as a contribution to paid-in-capital.

(17)     Domestic Subsidiaries Summarized Financial Information

         Under the terms of the Company's Credit Facility, the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the Company's Credit Facility. Such guarantees are full, unconditional, joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. Non-guarantor subsidiaries include the Company's foreign subsidiaries. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's non-guarantor subsidiaries and for the Company.



                                                                             As of December 31, 2003
                                                    ---------------------------------------------------------------------------

                                                                                                                Consolidated
                                                        Anteon                         Non-                        Anteon
                    Condensed Consolidated          International    Guarantor      Guarantor    Elimination   International
                        Balance Sheets               Corporation    Subsidiaries   Subsidiaries    Entries      Corporation
           --------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)

           Cash and cash equivalents                $         (9)  $        437   $       1,660  $        --     $    2,088
           Accounts receivable, net                            --       222,511             426           --        222,937
           Prepaid expenses and other current                 303        29,484             115     (10,336)         19,566
             assets
           Property and equipment, net                      2,024        10,646              89           --         12,759
           Due from parent                              (188,718)       188,911           (193)           --             --
           Investment in and advances to
             subsidiaries                                  30,780      (21,730)              --      (9,050)             --
           Goodwill, net                                  168,532        43,673              --           --        212,205
           Intangible and other assets, net                73,230         4,495              --     (68,000)          9,725
                                                    -------------  ------------   -------------  -----------     ----------

             Total assets                           $      86,142  $    478,427   $       2,097  $  (87,386)     $  479,280
                                                    -------------  ------------   -------------  -----------     ----------

           Indebtedness                             $       4,376  $    222,400   $          --  $  (68,000)     $  158,776
           Accounts payable                                   405        36,212             176           --         36,793
           Due to related party                                48            --              --           --             48
           Accrued expenses and other current
             liabilities                                    3,267        82,917             496           --         86,680
           Deferred revenue                                10,336        11,372             411     (10,336)         11,783
           Other long-term liabilities                         --        10,498              --           --         10,498
                                                    -------------  ------------   -------------  -----------     ----------

             Total liabilities                             18,432       363,399           1,083     (78,336)        304,578
           Minority interest in subsidiaries                   --            --             210           --            210
           Total stockholders' equity  (deficit)           67,710       115,028             804      (9,050)        174,492
                                                    -------------  ------------   -------------  -----------     ----------

             Total liabilities and stockholders'
               equity (deficit)                     $      86,142  $    478,427   $       2,097  $  (87,386)     $  479,280
                                                    =============  ============   =============  ===========     ==========




                                                                      For the Year Ended December 31, 2003
                                                  ------------------------------------------------------------------------------

                                                                                                                 Consolidated
                                                      Anteon                           Non-                         Anteon
                  Condensed Consolidated          International     Guarantor       Guarantor     Elimination   International
                 Statements of Operations          Corporation     Subsidiaries    Subsidiaries     Entries      Corporation
         -----------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

         Revenues                                   $           2  $  1,033,596   $       9,521  $     (645)  $   1,042,474
         Costs of revenues                                     --       889,424           8,485        (645)        897,264
                                                    -------------  -------------  -------------  -----------  -------------

           Gross profit                                         2       144,172           1,036           --        145,210

         Total operating expenses                           3,418        87,412             744     (30,477)         61,097
                                                    -------------  -------------  -------------  -----------  -------------

           Operating income                               (3,416)        56,760             292       30,477         84,113

         Other income                                       9,595        20,882              --     (30,477)             --
         Secondary offering expenses                          852            --              --           --            852
         Interest and other expense (income), net          14,461         9,805            (22)           --         24,244
         Minority interests in (earnings) losses
           of subsidiaries                                     --            --            (54)           --           (54)
                                                    -------------  -------------  -------------  -----------  -------------

         Income (loss) before provision for
           income taxes                                   (9,134)        67,837             260           --         58,963
         Provision (benefit) for income taxes             (3,589)        26,241             121           --         22,773
                                                    -------------  -------------  -------------  -----------  -------------

         Net income (loss)                          $     (5,545)  $     41,596   $         139  $        --  $      36,190
                                                    =============  =============  =============  ===========  =============


                                                                   For the Year Ended December 31, 2003
                                                        --------------------------------------------------------------

                                                                                                          Consolidated
                                                             Anteon                          Non-           Anteon
                     Condensed Consolidated               International    Guarantor      Guarantor      International
                    Statements of Cash Flows               Corporation   Subsidiaries    Subsidiaries     Corporation
          -------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)

          Net income (loss)                               $     (5,545)  $     41,596    $        139     $    36,190
          Adjustments to reconcile net income (loss)
             to net cash provided by (used in)
             operating activities:
             Depreciation and amortization of property
               and equipment                                        782         3,589              69           4,440
             Amortization of noncompete agreements                   --           101              --             101
             Other intangibles amortization                       2,227           122              --           2,349
             Amortization of deferred financing costs             3,896           118              --           4,014
             Loss on disposals of property and
             equipment                                               --           170              20             190
             Deferred income taxes                                   --       (1,742)              --         (1,742)
             Minority interest in earnings (losses) of
               subsidiaries                                          --            --              54              54
             Changes in assets and liabilities, net of
               acquired assets and liabilities                  179,518     (188,480)             809         (8,153)
                                                          -------------  ------------     -----------     -----------

             Net cash provided by (used in) operating
               activities                                       180,878     (144,526)           1,091          37,443
                                                          -------------  ------------     -----------     -----------

          Cash flows from investing activities:
             Purchases of property and equipment and
               other assets                                       (442)       (2,552)            (55)         (3,049)
             Acquisition of ISI, net of cash acquired          (92,164)         (218)              --        (92,382)
                                                          -------------  ------------     -----------     -----------

             Net cash used in investing activities             (92,606)       (2,770)        (55)            (95,431)
                                                          -------------  ------------     -----------     -----------

          Cash flows from financing activities:
             Principal payments on bank and other
               notes payable                                         --          (43)              --            (43)
             Deferred financing costs                               308       (3,036)              --         (2,728)
             Principal payments on Term Loan A                 (21,202)            --              --        (21,202)
             Proceeds from Term Loan B                               --       150,000              --         150,000
             Proceeds from certain selling
             stockholders related to our secondary offering         852            --              --             852
             Proceeds from revolving credit facility                 --     1,009,500              --       1,009,500
             Principal payments on revolving credit
             facility                                                --   (1,012,100)              --     (1,012,100)
             Redemption of senior subordinated notes
             payable                                           (73,124)            --              --        (73,124)
             Proceeds from issuance of common stock,
             net of expenses                                      4,902            --              --           4,902
             Principal payments under capital lease
             obligations                                             --         (247)              --           (247)
                                                          -------------  ------------     -----------     -----------

             Net cash provided by (used in) financing
              activities                                       (88,264)       144,074              --          55,810
                                                          -------------  ------------     -----------     -----------

          Net increase (decrease) in cash and cash
            equivalents                                               8       (3,222)           1,036         (2,178)
          Cash and cash equivalents, beginning of year             (17)         3,659             624           4,266
                                                          -------------  ------------     -----------     -----------

          Cash and cash equivalents, end of year          $         (9)  $        437    $      1,660     $     2,088
                                                          =============  ============     ===========     ===========



                                                                       As of December 31, 2002
                                              ---------------------------------------------------------------------------

                                                                                                          Consolidated
                                                 Anteon                       Non-                          Anteon
              Condensed Consolidated         International    Guarantor    Guarantor      Elimination    International
                  Balance Sheets              Corporation   Subsidiaries Subsidiaries       Entries       Corporation
           --------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)

           Cash and cash equivalents         $        (17)  $     3,659  $        624    $         --    $      4,266
           Accounts receivable, net                     --      188,466           593              --         189,059
           Prepaid expenses and other                1,288       13,365           418              --          15,071
             current assets
           Property and equipment, net               2,364        7,505           123              --           9,992
           Due from Parent                         (22,607)      22,746         (139)              --              --
           Investment in and advances to            23,898                                                         --
             subsidiaries                                       (2,630)            --        (21,268)
           Goodwill, net                            94,946       43,673            --              --         138,619
           Intangible and other assets, net         65,863        1,621           201        (60,000)           7,685
                                             -------------  -----------  ------------    ------------     -----------

             Total assets                    $     165,735  $   278,405  $      1,820    $   (81,268)     $   364,692
                                             =============   =========== ============    ============     ===========

           Indebtedness                         $   98,701  $    67,000  $        --     $   (60,000)     $   105,701
           Accounts payable                            526       46,804           300              --          47,630
           Accrued expenses and other                2,582       65,401           394              --          68,377
             liabilities
           Deferred revenue                                       5,512           189              --           5,701
                                                        --
           Other long-term liabilities                            8,069           229              --           8,298
                                             -------------   ----------  ------------    ------------     -----------

             Total liabilities                     101,809      192,786         1,112        (60,000)         235,707
           Minority interest in subsidiaries            --           --           156              --             156
           Total stockholders' equity
            (deficit)                               63,926       85,619           552        (21,268)         128,829
                                             -------------   ----------  ------------     -----------     -----------

           Total liabilities and
             stockholders' equity (deficit)  $     165,735  $   278,405  $      1,820    $   (81,268)     $   364,692
                                             =============   ==========  ============    ============     ===========





                                                                     For the Year Ended December 31, 2002
                                                  ----------------------------------------------------------------------------
                                                                         (reclassified-see note 2(r))
                                                                                                              Consolidated
                                                Anteon                        Non-                         Anteon
                 Condensed Consolidated      International    Guarantor      Guarantor    Elimination    International
                Statements of Operations     Corporation   Subsidiaries   Subsidiaries     Entries       Corporation
       -----------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)

       Revenues                              $          --  $    826,640   $    5,252    $    (6,066)     $     825,826
       Costs of revenues                                 2       712,725        4,667         (6,066)           711,328
                                             -------------  ------------ -------------   -----------      -------------

         Gross profit                                  (2)       113,915          585              --           114,498

       Total operating expenses                      1,699        63,136          368        (15,099)            50,104
                                             -------------  ------------  -------------   -----------     -------------

         Operating income                          (1,701)        50,779          217          15,099            64,394

       Other income                                  7,181         8,335           --        (15,099)               417
       Interest expense (income), net               13,791         7,850         (15)              --            21,626
       Minority interest in (earnings) losses
         of subsidiaries                                --            --         (18)              --              (18)
                                              ------------  ------------  -------------   -----------     -------------

        Income (loss) before provision for
        income taxes                               (8,311)        51,264          214              --            43,167
       Provision (benefit) for income taxes        (3,232)        19,835          120              --            16,723
                                             -------------  ------------  -------------   -----------     -------------

       Net income (loss)                     $     (5,079)  $     31,429   $       94    $         --     $      26,444
                                             =============  ============  =============   ===========     =============




                                                                        For the Year Ended December 31, 2002
                                                           ------------------------------------------------------------------
                                                                                                            Consolidated
                                                              Anteon                           Non-            Anteon
                    Condensed Consolidated                 International     Guarantor       Guarantor      International
                    Statements of Cash Flows                Corporation    Subsidiaries    Subsidiaries      Corporation
       ----------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)

       Net income (loss)                                    $    (5,079)   $     31,429    $       94      $      26,444
       Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
          Loss on disposals of property and equipment                 --             24             1                 25
          Interest rate swap termination                         (1,903)             --            --            (1,903)
          Depreciation and amortization of property and
           equipment                                                 632          3,613            49              4,294
          Other intangibles amortization                           1,687            220            --              1,907
          Amortization of deferred financing costs                 2,442             --            --              2,442
          Deferred income taxes                                    2,537          1,553            --              4,090
          Minority interest in earnings (losses) of
           subsidiaries                                               --             --            18                 18
          Changes in assets and liabilities, net of
           acquired assets and liabilities                       (2,256)       (37,041)           258           (39,039)
                                                           -------------   ------------    ------------    -------------

          Net cash provided by (used in) operating
           activities                                            (1,940)          (202)           420            (1,722)
                                                           -------------   ------------    ------------    -------------

       Cash flows from investing activities:
          Purchases of property and equipment and other
           assets                                                (1,169)        (2,009)          (47)            (3,225)
          Proceeds from sale of building                              --          1,802            --              1,802
                                                           -------------   ------------    ------------    -------------

          Net cash used in investing activities                  (1,169)          (207)          (47)            (1,423)
                                                           -------------   ------------    ------------    -------------

       Cash flows from financing activities:
          Principal payments on bank and other notes
          payable                                                     --           (47)            --               (47)
          Deferred financing costs                                 (642)          (650)            --            (1,292)
          Payment on subordinated notes payable                       --          (567)            --              (567)
          Principal payments on Term Loan A                     (25,853)             --            --           (25,853)
          Proceeds from revolving credit facility                     --        862,600            --            862,600
          Principal payments on revolving credit facility       (18,700)      (855,600)            --          (874,300)
          Redemption of senior subordinated notes payable       (25,000)             --            --           (25,000)
          Proceeds from issuance of common stock, net of
            expenses                                              81,808             --            --             81,808
          Principal payments on subordinated notes
          payable to     stockholders                            (7,499)             --            --            (7,499)
          Payment of subordinated notes payable-related
          party                                                  (4,369)             --            --            (4,369)
                                                           -------------   ------------    ------------    -------------

          Net cash provided by (used in) financing
          activities                                               (255)          5,736            --              5,481
                                                           -------------   ------------    ------------    -------------

       Net increase (decrease) in cash and cash
         equivalents                                             (3,364)          5,327           373              2,336
       Cash and cash equivalents, beginning of year                3,347        (1,668)           251              1,930
                                                           -------------   ------------    ------------    -------------
       Cash and cash equivalents, end of year              $        (17)   $      3,659    $      624      $       4,266
                                                           =============   ============    ============    =============



                                                                       For the Year Ended December 31, 2001
                                                     --------------------------------------------------------------------------
                                                                           (reclassified-see note 2(r))
                                                                                                                Consolidated
                                                         Anteon                         Non-                       Anteon
                    Condensed Consolidated           International    Guarantor      Guarantor    Elimination   International
                   Statements of Operations           Corporation    Subsidiaries   Subsidiaries    Entries      Corporation
           --------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)

           Revenues                                 $          --  $    716,616   $       8,662    $  (10,255)    $    715,023
           Costs of revenues                                   --       629,729           7,868       (10,255)         627,342
                                                    --------------  -------------   -------------    -----------    -----------

             Gross profit                                      --        86,887             794             --          87,681

           Total operating expenses                         4,123        56,262             431             --          60,816
                                                    --------------  -------------   -------------    -----------    -----------

             Operating income                             (4,123)        30,625             363             --          26,865

           Other income                                        --         4,046              --             --           4,046
           Interest expense (income), net                  16,863         9,507            (17)             --          26,353
           Minority interest in (earnings) losses
             of subsidiaries                                 (14)            32            (56)             --            (38)
                                                    --------------  -------------   -------------    -----------    -----------

            Income (loss) before provision for
              income taxes                               (21,000)        25,196             324             --           4,520
           Provision (benefit) for income taxes           (8,070)        12,555             117             --           4,602
                                                    --------------  -------------   -------------    -----------    -----------

           Net income (loss)                        $    (12,930)  $     12,641   $         207    $        --    $       (82)
                                                    ==============  =============   =============    ===========    ===========



                                                                      For the Year Ended December 31, 2001
                                                      ---------------------------------------------------------------------------
                                                                                                                     Consolidated
                                                            Anteon                         Non-                         Anteon
                   Condensed Consolidated                 International    Guarantor     Guarantor    Elimination    International
                   Statements of Cash Flows                Corporation    Subsidiaries  Subsidiaries    Entries      Corporation
          -----------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

          Net income (loss)                               $    (12,930)   $    12,641  $       207             --   $      (82)
          Adjustments  to reconcile net income (loss)
             to  net  cash   provided  by  (used  in)
             operating activities:
             Gain on sales and closures of business                  --       (4,046)           --             --       (4,046)
             Depreciation    and    amortization   of
              property and equipment                                885         6,182           43             --        7,110
             Goodwill amortization                                5,334         1,370           --             --        6,704
             Other intangibles amortization                       2,223            98           --             --        2,321
             Amortization of noncompete agreements                   --           349           --             --          349
             Amortization of deferred financing costs               697            --           --             --          697
             Loss  on   disposals   of  property  and
              equipment                                              --           791           --             --          791
             Deferred income taxes                                (476)         3,988           --             --        3,512
             Minority  interest in earnings  (losses)
              of subsidiaries                                        14          (32)           56             --           38
             Changes in assets and  liabilities,  net
              of acquired assets and liabilities                 43,401      (20,973)        (278)        (1,665)       20,485
                                                          -------------   -----------  -------------  -----------   -----------

           Net cash  provided by (used in)  operating
            activities                                           39,148           368           28        (1,665)       37,879
                                                          -------------   -----------  -------------  -----------   -----------

          Cash flows from investing activities:
             Purchases of property and  equipment and
              other assets                                        (314)       (1,774)         (93)             --      (2,181)
             Acquisition  of  Sherikon  Inc.,  net of
              cash acquired                                        (21)            --           --             --         (21)
             Acquisition  of  SIGCOM,   net  of  cash
              acquired                                               --      (10,975)           --             --     (10,975)
              Proceeds from sales of businesses                      --        11,464           --             --       11,464
              Other, net                                             --             6           --             --            6
              Intercompany transfers                              (338)           121          217             --           --
                                                          -------------   -----------  -------------  -----------   -----------

           Net cash  provided by (used in)  investing
            activities                                            (673)       (1,158)          124             --      (1,707)
                                                          -------------   -----------  -------------  -----------   -----------

          Cash flows from financing activities:
             Principal  payments  on bank  and  other
              notes payable                                          --         (185)           --             --        (185)
             Payments    on     business     purchase
              consideration  payable and subordinated
              notes payable                                     (5,000)       (1,185)           --             --      (6,185)
             Payments on note payable to Ogden                  (3,212)            --           --             --      (3,212)
             Principal payments on Term Loan A                 (12,946)            --           --             --     (12,946)
             Proceeds from revolving credit facility            771,200            --           --             --      771,200
             Principal  payments on revolving  credit
              facility                                        (784,500)            --           --             --    (784,500)
             Distribution to parent for debt service            (1,665)            --           --          1,665           --
             Proceeds from minority interest, net                   152            --           --             --          152
                                                          -------------   -----------  -------------  -----------   -----------
             Net   cash   provided   by   (used   in)
              financing activities                             (35,971)       (1,370)           --          1,665     (35,676)
                                                          -------------   -----------  -------------  -----------   ----------

          Net  increase  (decrease)  in cash and cash
            equivalents                                           2,504       (2,160)          152             --          496

          Cash and  cash  equivalents,  beginning  of
            year                                                    844           491           99             --        1,434
                                                          -------------   -----------  -------------  -----------   -----------
          Cash and cash equivalents, end of year          $       3,348   $   (1,669)  $       251    $        --   $    1,930
                                                          =============   ===========  =============  ===========   ===========

(18)     Quarterly Results of Operations (Unaudited)

         The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share data):


          Quarter ended:                        March 31        June 30      September 30      December 31       Total
                                              --------------  ------------  ---------------   ---------------  -----------
          2003
              Revenues                      $       228,591       254,093          279,080           280,710    1,042,474
              Operating income                       17,966        20,254           22,699            23,194       84,113
              Net income                              9,075        10,309           10,943             5,863       36,190
              Basic earnings per common
               share                                   0.26          0.30             0.31              0.17         1.04
              Diluted earnings per common
               share:                                  0.25          0.28             0.30              0.16         0.98

          2002
              Revenues                      $       192,629       201,938          214,314           216,945      825,826
              Operating income                       14,517        16,021           16,549            17,307       64,394
              Net income                              4,134         5,509            8,166             8,635       26,444
              Basic earnings per common
               share                                   0.16          0.16             0.24              0.25         0.82
              Diluted earnings per common
               share:                                  0.14          0.15             0.22              0.24         0.78

         During the second quarter of 2003, the Company acquired Information Spectrum, Inc. (note 4(b)).

(19)     Segment Reporting

         Based on the Company's organization through July 20, 2001, the Company reported two business segments: the Company's government contracting business and the Company's commercial, custom training and performance solutions group (collectively, "IMC", which was sold by the Company during the third quarter of fiscal 2001). Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of the Company with Vector Data Systems, Inc., Techmatics, Inc., Analysis & Technology, Inc., Sherikon, Inc., SIGCOM, and ISI. These prior acquisitions were consolidated and merged into Anteon Corporation, a wholly owned subsidiary of the Company. The amounts shown below reflect both IMC Commercial, the unit sold on July 20, 2001 (see note 3(c)), and IMC Government. Immediately prior to the sale of IMC Commercial, the Company integrated the IMC Government unit into the government contracting business.

         The Company's chief operating decision maker utilized both revenue and earnings before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses were allocated to the segments. Allocation of overhead costs to segments was based on measures such as revenue and employee headcount. General and administrative costs was allocated to segments based on the government-required three-factor formula, which used measures of revenue, labor and net book value of fixed assets. Interest expense, investment income, gains on sales and closures of businesses and income taxes was not allocated to the Company's segments.

         The following tables present information about the Company's segments as of and for the year ended December 31, 2001 (in thousands).

                   As of and for the year ended               Government     Interactive
                        December 31, 2001                     Contracting       Media         Eliminations    Consolidated
          -----------------------------------------------    --------------  -------------   ---------------  --------------


          Total assets                                     $       306,651             --                --         306,651
                                                             ==============  =============   ===============  ==============

          Sales to unaffiliated customers                  $       696,420         18,603                --         715,023

          Intersegment sales                                            36             15              (51)              --
                                                             --------------  -------------   ---------------  --------------

                                                                   696,456         18,618              (51)         715,023
                                                             ==============  =============   ===============  ==============

          Operating income, net                            $        25,839          1,026                --   $      26,865

              Gains on sales and closures of businesses                                                               4,046
              Interest expense, net                                                                                  26,353
              Minority interest in earnings of                                                                         (38)
              subsidiaries
                                                                                                              --------------

              Income before provision for income taxes                                                                4,520

              Provision for income taxes                                                                              4,602
                                                                                                              --------------

              Net loss                                                                                        $        (82)
                                                                                                              ==============