Form 10-K/A
period 2003-12-31
ANTEON INTERNATIONAL CORP
filed 2004-03-11
CIK 1163842

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                          FORM 10-K/A (Amendment No.1)
 (Mark One)
      [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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


                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the proxy statement for the 2004 Annual
              Meeting of Shareholders                    Part III

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Anteon International Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed on Form 10-K/A solely to provide further explanation in the "Liquidity and Capital Resources" section under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding a covenant provision contained in our Credit Facility. For the year ended December 31, 2003, the aggregate fees we paid our non-officer directors exceeded the ceiling limitation set forth in our Credit Facility by approximately $20,000, principally because of the timing of such payments. Our lenders have determined that the Credit Facility's limit on aggregate annual non-officer director fees, which originated several years before we completed our initial public offering of common stock in March 2002, is not typical for a publicly traded company. Consequently, our lenders granted us a waiver for our compliance with this covenant provision for the year ended December 31, 2003 and have eliminated this limitation for the remaining term of the Credit Facility. For the year ended December 31, 2003, we were in compliance with all other covenants required by our Credit Facility. A related note to our consolidated financial statements (Note 8(c)) has also been updated to include this additional explanation.

         Except as noted above, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, remains as originally filed with the Securities and Exchange Commission on March 8, 2003.

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

         Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility. The Credit Facility contains affirmative and negative covenants customary for such financings. For the year ended December 31, 2003, the aggregate fees we paid to non-officer directors exceeded the ceiling limitation set forth in our Credit Facility by approximately $20,000, principally because of the timing of such payments. Our lenders have determined that the Credit Facility's limit on aggregate annual non-officer director fees, which originated several years before we completed our initial public offering of common stock in March 2002, is not typical for a publicly traded company. Consequently, our lenders granted a waiver for our compliance with this covenant provision for the year Devember 31, 2003 and have eliminated this limitation for all subsequent years. For the year ended December 31, 2003, we were in compliance with all other financial covenants required by our Credit Facility. At December 31, 2003, total debt outstanding under our Credit Facility was approximately $154.4 million, consisting of $150.0 million of Term Loan B, and $4.4 million outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of December 31, 2003 were $112.7 million. As of December 31, 2003, our Credit Facility would have permitted additional borrowings of up to $203.7 million. Beginning with our fiscal year 2004, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B under certain conditions related to excess annual cash flow and the receipt of proceeds from certain asset sales and debt or equity issuances. In addition, beginning on March 31, 2004, we are scheduled to pay quarterly principal installments of approximately $375,000 against the Term Loan B until it matures on December 31, 2010 at which time the remaining balance will be due. As of December 31, 2003, we did not have any capital commitments greater than $1.5 million.

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

   (a) 3.       Exhibits
                See Exhibit Index beginning on page 18

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Anteon international Corporation

                                     By: /s/: Joseph M. Kampf
                                        ----------------------------------------
                                        Joseph M. Kampf
                                        President and Chief Executive Officer
Date: March 10, 2003
--------------------

                                  EXHIBIT INDEX


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

         (c)      Amended and Restated Credit  Agreement of December 19, 2003

                  On December 19, 2003, the Company entered into an amended and restated credit agreement (the "2003 Amended and Restated Credit Agreement") related to our Credit Facility. This current amendment and restatement, among other things, provides for the following: (1) a new Term Loan B under the Term Loan Facility in the amount of $150.0 million with a maturity date of December 31, 2010; (2) the extension of Revolving Credit Facility's maturity date to December 31, 2008; (3) the repayment of the outstanding balance of approximately $18.4 million of the Term Loan A; and (4) the financing of the tender offer and consent solicitation made on November 23, 2003, related to the outstanding Senior Subordinated Notes (see below). In addition, the 2003 Amended and Restated Credit Agreement permits the Company to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. All borrowings under the 2003 Amended and Restated Credit Agreement are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to
                  EBITDA (as defined in the 2003 Amended and Restated Credit Agreement) and maximum ratio of senior debt to EBITDA. For the year ended December 31, 2003, the aggregate fees the Company paid to non-officer directors exceeded the ceiling limitation set forth in its 2003 Amended and Restated Credit Agreement by approximately $20,000, principally because of the timing of such payments. The Company's lenders have determined that this limit on aggregate annual non-officer director fees, which originated several years before the Company completed its initial public offering of common stock in March 2002, is not typical for a publicly traded company. Consequently, the Company's lenders granted a waiver for its compliance with this covenant provision for the year ended December 31, 2003 and have eliminated this limitation for the remaining term of the 2003 Amended and Restated Credit Agreement. Credit Facility. For the year ended December 31, 2002, the Company was in compliance with all other covenants required by its 2003 Amended and Restated Credit Agreement. Additionally, as a result of the changes made in this amendment and restatement, revolving loans are based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans. From the date of the amendment through December 31, 2003, the interest rates for the Term Loan Facility and the Revolving Credit Facility ranged from 3.16 percent to 5.00 percent.

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

                  Total interest expense for the 12% Notes incurred during 2003, 2002 and 2001 was approximately $8.8 million, $9.9 million, and $12.0 million, respectively.

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