Form 10-Q
period 2004-05-05
ANTEON INTERNATIONAL CORP
filed 2004-05-06
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on May 6, 2004

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                  --------------------------------------------
                                       OR

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

                                 (703) 246-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not Applicable
          ------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report.)

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

As of the close of business on April 30, 2004, there were 35,558,712 outstanding shares of the registrant's common stock, par value $0.01 per share.

                                    CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  MARCH 31, 2004 AND DECEMBER 31, 2003                         1

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
                  2004 AND 2003                                                2

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,
                  2004 AND 2003                                                3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                         4

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         13

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                 21

       ITEM 4.    CONTROLS AND PROCEDURES                                     21

PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                           22
       ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER
                  PURCHASES OF EQUITY SECURITIES                              22
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             22
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                            22
       ITEM 5.    OTHER INFORMATION                                           22
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            22


                                                    PART I. FINANCIAL INFORMATION

                                    ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                                                        March 31, 2004         December 31,
                                                                                          (Unaudited)              2003
                                                                                      ------------------    -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $         2,229       $        2,088
     Accounts receivable, net                                                                 243,997              222,937
     Prepaid expenses and other current assets                                                 15,657               17,925
     Deferred tax assets, net                                                                   1,657                1,641
                                                                                      ------------------    ----------------
Total current assets                                                                          263,540              244,591

Property and equipment, net                                                                    12,391               12,759
Goodwill                                                                                      212,205              212,205
Intangible and other assets, net                                                                9,005                9,725
                                                                                      ------------------    ----------------
Total assets                                                                          $       497,141       $      479,280
                                                                                      ==================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term Loan B, current portion                                                     $         1,500       $        1,500
     Subordinated notes payable, current portion                                                2,500                2,500
     Obligations under capital leases, current portion                                            341                  341
     Accounts payable                                                                          38,175               36,793
     Accrued expenses                                                                          83,459               85,468
     Deferred compensation obligation                                                             457                   --
     Due to related party                                                                          47                   48
     Income tax payable                                                                        10,695                  641
     Other current liabilities                                                                    118                  230
     Deferred revenue                                                                           8,395               11,783
                                                                                      ------------------    ----------------
Total current liabilities                                                                     145,687              139,304

Term Loan B, less current portion                                                             148,125              148,500
Revolving facility                                                                              4,100                4,400
Senior subordinated notes payable, less current portion                                         1,876                1,876
Obligations under capital leases, less current portion                                            383                  465
Noncurrent deferred tax liabilities, net                                                        7,614               10,017
Other long term liabilities                                                                        62                   16
                                                                                      ------------------    ----------------
Total liabilities                                                                             307,847              304,578

Minority interest in subsidiaries                                                                 215                  210

Stockholders' equity:
     Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued
        and outstanding as of March 31, 2004 and December 31, 2003                                 --                   --
     Common stock, $0.01 par value; 175,000,000 shares authorized, 35,520,113 and 35,354,996 shares issued and outstanding as of March 31, 2004 and
        December 31, 2003, respectively.                                                          355                  354
     Additional paid-in capital                                                               117,019              115,863
     Accumulated other comprehensive income (loss)                                                 24                 (72)
     Retained earnings                                                                         71,681               58,347
                                                                                      ------------------    ----------------
Total stockholders' equity                                                                    189,079              174,492
                                                                                      ------------------    ----------------
Total liabilities and stockholders' equity                                            $       497,141       $      479,280
                                                                                      ==================    ================

See accompanying notes to unaudited condensed consolidated financial statements.


                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except share and per share data)

                                                                                For the three months ended
                                                                                        March 31,
                                                                          ---------------------------------------
                                                                                  2004                  2003
                                                                          ------------------     ----------------

           Revenues                                                       $        288,150       $       228,591
           Costs of revenues                                                       248,059               197,176
                                                                            --------------         -------------
                Gross profit                                                        40,091                31,415
                                                                            --------------         -------------
           Operating expenses:
                General and administrative expenses                                 15,875                12,972
                Amortization of intangible assets                                      679                   477
                                                                            --------------         -------------
                    Total operating expenses                                        16,554                13,449
                                                                            --------------         -------------
                    Operating income                                                23,537                17,966

           Other income                                                                  2                    --
           Interest expense, net of interest income of $78 and $71,
           respectively                                                              1,794                 3,191
           Minority interest in earnings of subsidiaries                               (5)                  (12)
                                                                            --------------         -------------

           Income before provision for income taxes                                 21,740                14,763
           Provision for income taxes                                                8,406                 5,688
                                                                            --------------         -------------
           Net income                                                     $         13,334       $         9,075
                                                                            ==============         =============

           Basic earnings per common share:                               $           0.38       $          0.26
                                                                            ==============         =============
           Basic weighted average shares outstanding                            35,448,152            34,459,738

           Diluted earnings per common share:                             $           0.36       $          0.25
                                                                            ==============         =============
           Diluted weighted average shares outstanding                          37,147,368            36,629,971

See accompanying notes to unaudited condensed consolidated financial statements.


                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                    For the three months ended March 31,
                                                                                   ---------------------------------------
                                                                                        2004                   2003
                                                                                   ---------------       -----------------
OPERATING ACTIVITIES:
      Net income                                                                  $       13,334          $       9,075
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                           1,053                    892
         Amortization of noncompete agreement                                                 42                     --
         Other intangibles amortization                                                      637                    477
         Amortization of deferred financing fees                                             184                    348
         Loss on disposals of property and equipment                                          --                      1
         Deferred income taxes                                                             (877)                (1,156)
         Minority interest in earnings of subsidiaries                                         5                     12
         Changes in assets and liabilities                                              (13,829)                  3,712
                                                                                     -------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    549                 13,361
                                                                                     -------------           ------------
NET CASH USED FOR INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                    (685)                  (653)
                                                                                     -------------           ------------
FINANCING ACTIVITIES:
      Principal payments on bank and other notes payable                                      --                   (12)
      Deferred financing fees                                                               (75)                   (64)
      Principal payments on Term Loan A                                                       --                  (950)
      Principal payments on Term Loan B                                                    (375)                     --
      Proceeds from revolving facility                                                   254,900                152,100
      Principal payments on revolving facility                                         (255,200)              (159,100)
      Principal payments under capital lease obligations                                    (82)                     --
      Proceeds from issuance of common stock                                               1,109                    460
                                                                                     -------------           ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                         277                (7,566)
                                                                                     -------------           ------------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                              141                  5,142
      Cash and cash equivalents, beginning of period                                       2,088                  4,266
                                                                                     -------------           ------------

      Cash and cash equivalents, end of period                                    $        2,229          $       9,408
                                                                                     =============           ============

Supplemental disclosure of cash flow information:
      Interest paid                                                               $        1,689          $         566
                                                                                     =============           ============
      Income taxes paid                                                           $          716          $       2,396
                                                                                     =============           ============

See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003

(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three months ended March 31, 2004 may not be indicative of the results of operations for the year ending December 31, 2004, or any future period. This financial information should be read in conjunction with the Company's December 31, 2003 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on March 8, 2004 and Amendment No. 1 to the Annual Report on Form 10-K/A filed on March 11, 2004.

(2)      Organization and Business

     Anteon International Corporation, a Delaware Corporation, "Anteon" or the "Company," and its subsidiaries provide professional information technology solutions and systems engineering and integration services to government clients. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

(3)      Acquisition of Information Spectrum, Inc.

     On May 23, 2003, the Company purchased all of the outstanding stock of Information Spectrum, Inc. ("ISI"), a provider of credential card technologies, military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $91.6 million, excluding transactions costs of approximately $737,000. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

     The following unaudited pro forma summary presents consolidated information as if the acquisition of ISI had occurred as of January 1, 2003. This pro forma summary is provided for information purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands except for share data):

                                                        For the three
                                                         months ended
                                                       March 31, 2003
                                                     -------------------

         Total revenues                                 $   261,012
         Total expenses                                     251,410
                                                         -------------

         Net income                                     $     9,602
                                                         =============

         Basic earnings per common share                $      0.28
                                                         =============

         Diluted earnings per common share              $      0.26
                                                         =============

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

     The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                                      2004              2003
                                                                                   ------------      -----------
                                                                              (in thousands, except per share data)

                  Net income, as reported                                          $   13,334        $   9,075
                  Add:  stock-based compensation recorded                                   1               --
                  Deduct: total stock-based compensation expense
                  determined under the fair value method, net of tax                    1,073              818
                                                                                   ------------      -----------
                  Pro forma net income                                             $   12,262        $   8,257

                  Earnings per share:
                  Basic-as reported                                                $     0.38        $    0.26
                                                                                   ============      ===========
                  Basic-pro forma                                                  $     0.35        $    0.24
                                                                                   ============      ===========
                  Diluted-as reported                                              $     0.36        $    0.25
                                                                                   ============      ===========
                  Diluted-pro forma                                                $     0.33        $    0.23
                                                                                   ============      ===========


(5)      Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was approximately $13.4 million and $9.1 million, respectively. Other comprehensive income (loss) for the three months ended March 31, 2004 and 2003 includes foreign currency translation gains (losses) of $27,000 and ($32,000), respectively, and increases in the fair value of interest rate swaps of $69,000 and $62,000, net of tax.

(6)      Computation of Earnings Per Share

                                                                                Three months ended
                                                                                  March 31, 2004
                                                  --------------------------------------------------------------------------------

                                                           Income             Weighted average shares           Per Share
                                                         (Numerator)               (Denominator)                  Amount
                                                                (in thousands,except share and per share data)

    Basic earnings per share:
    Net income                                           $    13,334                 35,448,152                $      0.38
                                                         ===========                                           ===========
    Dilutive earnings per share:
    Stock options                                                 --                  1,699,216                         --
    Diluted earnings per share:
    Net income                                           $    13,334                 37,147,368                $      0.36
                                                         ===========                                           ===========


                                                                                Three months ended
                                                                                  March 31, 2003
                                                  --------------------------------------------------------------------------------

                                                           Income             Weighted average shares           Per Share
                                                         (Numerator)               (Denominator)                  Amount
                                                                (in thousands, except share and per share data)

    Basic earnings per share:
    Net income                                           $     9,075                 34,459,738                $      0.26
                                                         ===========                                           ===========
    Dilutive earnings per share:
    Stock options                                                 --                  2,170,233                         --
    Diluted earnings per share:
    Net income                                           $     9,075                 36,629,971                $      0.25
                                                         ===========                                           ===========

(7)      Domestic Subsidiaries Summarized Financial Information

     Under the terms of the Company's Credit Facility, the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the Company's Credit Facility. Such guarantees are full, unconditional, joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The non-guarantor subsidiaries are the Company's foreign subsidiaries. The following supplemental financial information sets forth, on a combined basis, unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's non-guarantor subsidiaries and for the Company.


                                                                       For the three months ended March 31, 2004
                                           -----------------------------------------------------------------------------------------

                                                                                                                     Consolidated
Unaudited Condensed Consolidated                    Anteon                                                              Anteon
Balance Sheets                                   International       Guarantor      Non-Guarantor     Elimination    International
                                                  Corporation      Subsidiaries     Subsidiaries        Entries       Corporation
                                                  -----------      ------------     ------------       ---------      ------------
                                                                                   (in thousands)

Cash and cash equivalents                      $          (9)     $       1,048      $    1,190      $        --     $     2,229
Accounts receivable, net                                   --           243,221             776               --         243,997
Other current assets                                      439            26,771             242         (10,138)          17,314
Property and equipment, net                             1,871            10,417             103               --          12,391
Due from parent                                     (184,478)           184,503            (25)               --              --
Investment in and advances to subsidiaries             30,780          (24,544)              --          (6,236)              --
Goodwill                                              168,532            43,673              --               --         212,205
Intangible and other assets, net                       72,512             4,493              --         (68,000)           9,005
                                               --------------     -------------      ----------      -----------     -----------

Total assets                                   $       89,647     $     489,582      $    2,286      $  (84,374)     $   497,141
                                               ==============     =============      ==========      ===========     ===========


Indebtedness                                   $        4,376     $     221,725      $       --      $  (68,000)     $   158,101
Accounts payable                                          664            37,009             502               --          38,175
Accrued expenses and other current
  liabilities                                           3,191            91,557             369               --          95,117
Deferred revenue                                       10,138             8,045             350         (10,138)           8,395
Other long-term liabilities                                --             8,059              --               --           8,059
                                               --------------     -------------      ----------      -----------     -----------

Total liabilities                                      18,369           366,395           1,221         (78,138)         307,847

Minority interest in subsidiaries                          --                --             215               --             215
Total stockholders' equity  (deficit)                  71,278           123,187             850          (6,236)         189,079
                                               --------------     -------------      ----------      -----------     -----------

Total liabilities and stockholders' equity     $       89,647     $     489,582      $    2,286      $  (84,374)     $   497,141
                                               ==============     =============      ==========      ===========     ===========
  (deficit)



                                                                   For the three months ended March 31, 2004
                                           -----------------------------------------------------------------------------------------
                                                                                                                      Consolidated
Unaudited Condensed Consolidated               Anteon                                                                    Anteon
Statements of Operations                    International       Guarantor        Non-Guarantor       Elimination     International
                                             Corporation      Subsidiaries        Subsidiaries         Entries         Corporation
                                           ----------------  ---------------    ----------------   ---------------  ----------------
                                                                                (in thousands)

Revenues                                      $       (2)      $   287,102          $    1,164       $     (114)      $    288,150
Costs of revenues                                     (1)          247,057               1,117             (114)           248,059
                                              ------------     ------------         -----------      ------------     -------------

  Gross profit                                        (1)           40,045                  47                --            40,091
Total operating expenses                              956           25,086                  18           (9,506)            16,554
                                              ------------     ------------         -----------      ------------     -------------

Operating income (loss)                             (957)           14,959                  29             9,506            23,537
Other income (expense), net                         3,163            6,345                  --           (9,506)                 2
Interest expense (income), net                      (405)            2,207                 (8)                --             1,794
Minority interest in earnings of                       --               --                 (5)                --               (5)
  subsidiaries
                                              ------------     ------------         -----------      ------------     -------------

Income before provision for income taxes            2,611           19,097                  32                --            21,740
Provision for income taxes                            271            8,123                  12                --             8,406
                                              ------------     ------------         -----------      ------------     -------------

Net income                                    $     2,340      $    10,974          $       20       $        --      $      13,334
                                              ============     ============         ===========      ============     =============


                                                                           For the three months ended March 31, 2004
                                                         ---------------------------------------------------------------------------
Unaudited Condensed Consolidated                                                                                     Consolidated
Statements of Cash Flows                                       Anteon                                                   Anteon
                                                            International       Guarantor          Non-Guarantor     International
                                                             Corporation       Subsidiaries        Subsidiaries       Corporation
                                                           ----------------  ----------------   -----------------  ----------------
                                                                                        (in thousands)
Cash flows from operating activities:
Net income                                                     $     2,340       $    10,974        $         20       $    13,334
 Adjustments to reconcile in net income to net cash
provided by (used for) operating activities
  Depreciation and amortization of property and
     equipment                                                         168               875                  10             1,053
  Amortization of noncompete agreement                                  --                42                  --                42
  Other intangibles amortization                                       637                --                  --               637
  Amortization of deferred financing fees                               33               151                  --               184
  Deferred income taxes                                                 --             (877)                  --             (877)
  Minority interest in earnings of subsidiaries                         --                --                   5                 5
  Changes in assets and liabilities                                (4,373)           (8,975)               (481)          (13,829)
                                                               -----------       -----------        ------------       -----------
  Net cash provided by (used for) operating activities             (1,195)             2,190               (446)               549
                                                               -----------       -----------        ------------       -----------
Net cash used for investing activities:
  Purchases of property and equipment                                 (15)             (646)                (24)             (685)
                                                               -----------       -----------        ------------       -----------
Cash flow from financing activities:
  Deferred financing fees                                              101             (176)                  --              (75)
  Principal payments on Term Loan B                                     --             (375)                  --             (375)
  Proceeds from revolving facility                                      --           254,900                  --           254,900
  Principal payments on revolving facility                              --         (255,200)                  --         (255,200)
  Principal payments under capital lease obligations                    --              (82)                  --              (82)
  Proceeds from issuance of common stock                             1,109                --                  --             1,109
                                                               -----------       -----------        ------------       -----------
  Net cash provided by (used for) financing activities               1,210             (933)                  --               277
                                                               -----------       -----------        ------------       -----------
Net increase in cash and cash equivalents                               --               611               (470)               141
Cash and cash equivalents, beginning of period                         (9)               437               1,660             2,088
                                                               -----------       -----------         -----------       -----------
Cash and cash equivalents, end of period                       $       (9)       $     1,048        $      1,190       $     2,229
                                                               ===========       ===========        ============       ===========


                                                                         For the three months ended March 31, 2003
                                              --------------------------------------------------------------------------------------
                                                                                                                        Consolidated
                                                       Anteon                                                              Anteon
Unaudited Condensed Consolidated                  International       Guarantor      Non-Guarantor    Elimination      International
Statements of Operations                           Corporation      Subsidiaries     Subsidiaries       Entries         Corporation
                                               ----------------  ---------------  ----------------    ------------   ---------------
                                                                                   (in thousands)

Revenues                                            $       --       $  226,622       $   2,043         $   (74)       $   228,591
Costs of revenues                                            4          195,482           1,764             (74)           197,176
                                                    ----------       ----------       ---------         --------       -----------

  Gross profit                                             (4)           31,140             279               --            31,415
Total operating expenses                                   780           19,849             196          (7,376)            13,449
                                                    ----------       ----------       ---------         --------       -----------

Operating income (loss)                                  (784)           11,291              83            7,376            17,966
Other income (expenses), net                             2,354            5,022              --          (7,376)                --
Interest expense (income), net                           1,247            1,948             (4)               --             3,191
Minority interest in earnings of subsidiaries               --               --            (12)               --              (12)
                                                    ----------       ----------       ---------         --------       -----------

Income before provision for income taxes                   323           14,365              75               --            14,763
Provision for (benefit from) income taxes                (782)            6,443              27               --             5,688
                                                    ----------       ----------       ---------         --------       -----------

Net income                                          $    1,105       $    7,922       $      48         $     --       $     9,075
                                                    ==========       ==========       =========         ========       ===========


                                                                          For the three months ended March 31, 2003
                                                         ---------------------------------------------------------------------------
Unaudited Condensed Consolidated                                                                                      Consolidated
Statements of Cash Flows                                        Anteon                                                  Anteon
                                                          International        Guarantor         Non-Guarantor       International
                                                           Corporation       Subsidiaries        Subsidiaries         Corporation
                                                         -----------------  ----------------  -------------------   ----------------
                                                                                       (in thousands)
Cash flows from operating activities:
Net income                                                $       1,105      $       7,922       $            48      $       9,075
Adjustments to reconcile change in net income to net
  cash provided by operating activities:
  Depreciation and amortization of property and
     equipment                                                      208                674                    10                892
  Other intangibles amortization                                    422                 55                    --                477
  Amortization of deferred financing fees                           318                 30                    --                348
  Loss on disposals of property and equipment                        --                  1                    --                  1
  Deferred income taxes                                              --            (1,156)                    --            (1,156)
  Minority interest in earnings of subsidiaries                      --                 --                    12                 12
  Changes in assets and liabilities                             (1,162)              4,797                    77              3,712
                                                            -----------        -----------         -------------        -----------
  Net cash provided by operating activities                         891             12,323                   147             13,361
                                                            -----------        -----------         -------------        -----------
Net cash used for investing activities:
  Purchases of property and equipment                             (401)              (240)                  (12)              (653)
                                                            -----------        -----------         -------------        -----------
Cash flow from financing activities:
  Principal payments on bank and other notes payable                 --               (12)                    --               (12)
  Payment of credit facility amendment fee                           --               (64)                    --               (64)
  Principal payments on Term Loan A                               (950)                 --                    --              (950)
  Proceeds from revolving facility                                   --            152,100                    --            152,100
  Principal payments on revolving facility                           --          (159,100)                    --          (159,100)
  Proceeds from issuance of common stock                            460                 --                    --                460
                                                            -----------        -----------         -------------        -----------
  Net cash used for financing activities                          (490)            (7,076)                    --            (7,566)
                                                            -----------        -----------         -------------        -----------
Net increase in cash and cash equivalents                            --              5,007                   135              5,142
Cash and cash equivalents, beginning of period                     (17)              3,659                   624              4,266
                                                            -----------        -----------         -------------        -----------
Cash and cash equivalents, end of period                  $        (17)      $       8,666       $           759      $       9,408
                                                            ===========        ===========         =============        ===========

(8)      Segment Information

     Although the Company is organized by strategic business unit, the Company considers each of its business units to have similar economic characteristics, provide similar types of services and have a similar customer base. Accordingly, the Company's reportable segment aggregates the operations of all of the Company's strategic business units.

(9)      Interest Rate Swap Agreements

     Approximately $118,000 of losses related to the interest rate swaps are expected to be reclassified into remaining interest expense as a yield adjustment of the hedged debt obligation through maturity of June 30, 2004. As of March 31, 2004, the fair value of the Company's interest swap agreements, with a notional value of $10.0 million, resulted in a liability of approximately $118,000, which has been included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

(10)     Supplemental Retirement Savings Plan

     Effective January 1, 2004, the Company implemented a Supplemental Retirement Savings Plan (the "Plan") that permits eligible employees and directors to defer all or a portion of their annual cash compensation. The Company also filed a Registration Statement on Form S-8 with the Securities and Exchange Commission ("SEC") to register the participation interests under the Plan. The assets of the Plan are held in a trust to which contributions are made by the Company based on amounts elected to be deferred by the Plan participants. The Plan is treated as unfunded for tax purposes and its assets are subject to the general claims of the Company's creditors. In order to provide for an accumulation of assets comparable to the contractual liabilities accruing under the Plan, the Company may direct the trustee of the Plan to invest the assets to correspond to the hypothetical investment choices made by the Plan participants.

     The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities, and obligations, are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of March 31, 2004, the deferred compensation obligation was approximately $457,000. For the quarter ended March 31, 2004, the adjustments to fair market value were not significant.

(11)     Employee Stock Purchase Plan

     Effective April 1, 2004, the Company implemented an Employee Stock Purchase Plan ("ESPP") to offer eligible employees the opportunity to purchase the Company's common stock at a discount from the market price as reported on the New York Stock Exchange. Eligible employees may authorize the Company to deduct a specified portion of their compensation each payroll period for each quarterly offering period. The accumulated payroll deductions will be used by the Company to provide for the purchase by the ESPP administrator of Company common stock on the open market for delivery to ESPP participants. The ESPP provides that the per share purchase price discount established by the Compensation Committee of the Board may be no greater than 15% of the fair market value of a share of Company common stock on the last day of each quarterly offering period. The Compensation Committee has initially set the purchase price discount at 5% of the Company stock's fair market value. Under the ESPP, employees are limited to the purchase of shares of the Company's common stock having a fair market value no greater than $25,000 during any calendar year, as determined on the date of purchase. The Company has filed a Registration Statement on Form S-8 with the SEC to register 1.2 million shares of the Company's common stock under the ESPP.

(12)     Legal Proceedings

     The Company is involved in various legal proceedings in the ordinary course of business.

     The Company cannot predict the ultimate outcome of these matters, but does not believe that they will have a material impact on its financial position or results of operations.

(13)     New Accounting Pronouncements

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106". SFAS No. 132 (revised 2003) required additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 is effective for fiscal years ending after December 15, 2003. The adoption of SFAS no. 132 did not have an impact on the Company's consolidated financial statements.

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

          o    total estimated remaining contract value;

          o    our  expectations   regarding  the  U.S.   federal   government's
               procurement budgets and reliance on outsourcing of services; and

          o our financial condition and liquidity, as well as future cash flows and earnings.

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results and do not intend to do so. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following:

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

GENERAL

General

     We are a leading provider of information technology solutions and systems engineering and integration services to U.S. federal government clients as measured by revenue. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations.

     We have a broad client and contract base and a diverse contract mix. We currently serve over 1,000 U.S. federal government clients in more than 50 government agencies, as well as state and foreign governments. For the three months ended March 31, 2004, approximately 90% of our revenue was derived from contracts with the Department of Defense, or "DOD," Department of Homeland Security, or "DHS," and intelligence agencies, and approximately 7% from civilian agencies of the U.S. federal government. For the three months ended March 31, 2004, approximately 88% of our revenue was from contracts where we were the lead, or "prime," contractor. Our diverse contract base has approximately 500 active contracts and more than 4,000 active task orders. For the three months ended March 31, 2004, our largest contract or task order accounted for approximately 8% of our revenues.

Description of Critical Accounting Policies

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to uncollected accounts receivable, other contingent liabilities, revenue recognition, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions.
Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements are revenue recognition, costs of revenues, goodwill impairment, long-lived assets and identifiable intangible asset impairment and business combinations.

Revenue Recognition

     During the three months ended March 31, 2004, we estimate that approximately 99% of our revenues were derived from services and approximately 1% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenues for time and materials contracts are recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenues are recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate our contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

     We recognize revenues under our U.S. federal government contracts when a contract is executed, the contract price is fixed and determinable, delivery of the services or products has occurred, the contract is funded and collectibility of the contract price is considered probable. Our contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time, we may proceed with work based on customer direction pending finalization and signing of contractual funding documents. We have an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred. Historically, we have not recorded any significant write-offs because funding was not ultimately received.


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

     Contract revenue recognition inherently involves estimation. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and the continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise our estimated total revenues or costs. Typically, these revisions relate to contractual changes involving our services. To the extent that a revised estimate affects contract revenue or profit previously recognized, we record the cumulative effect of the revision in the period in which it becomes known. In addition, the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known.

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 39% time and materials, 33% cost-plus and 28% fixed price (a substantial majority of which are firm fixed price level of effort) during the three months ended March 31, 2004. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts with the U.S. federal government, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

     We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion, issues may arise, which would lead to accounts receivable not being fully collected.

Costs of Revenues

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions, and certain general and administrative expenses. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to manage our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

Goodwill Impairment

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $212.2 million as of March 31, 2004 and December 31, 2003. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather test for impairment of our goodwill at least annually using a fair value approach. We completed our annual impairment analysis as of September 30, 2003, noting no indications of impairment for any of our reporting units. As of March 31, 2004, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our planned annual test as of September 30, 2004.

Long-Lived Assets and Identifiable Intangible Asset Impairment

     The net carrying amount of long-lived assets and identifiable intangible assets was approximately $16.9 million and $17.9 million at March 31, 2004 and December 31, 2003, respectively. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in U.S. federal government appropriations or funding of certain programs, or other similar events. None of these events occurred for the three months ended March 31, 2004. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using an interest rate based on our cost of capital and the related risks of recoverability.

     In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on the ability to maintain our customers and the continued funding of our contracts and tasks by the U.S. federal government. Over the past four years, we have been able to win the majority of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions, which have generally resulted in either maintaining or improving margins on our contracts and tasks. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

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

     On May 23, 2003, the Company purchased all of the outstanding stock of Information Spectrum, Inc. ("ISI"), a provider of credential card technologies, military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $91.6 million, excluding transactions costs of approximately $737,000. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

Statements of Operations

     The following is a description of certain line items from our consolidated statements of operations.

     Revenues for the three months ended March 31, 2003 do not include ISI.

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

     Amortization expense relates to intangible assets from our acquisitions. These intangible assets consist of a noncompete agreement, contract backlog and contracts and related customer relationships acquired as part of our acquisitions.

     Interest expense is primarily related to our Senior Subordinated Notes due 2009, or the "12% Notes," our term loans and Revolving Credit Facility, and other miscellaneous interest costs.

     Other income represents the gains earned on the assets held under our Supplemental Retirement Savings Plan.

Funded Backlog and Total Estimated Remaining Contract Value

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. Historically, we believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted. We increased our total estimated remaining contract value by approximately $200.0 million, from $5.6 billion as of December 31, 2003, to $5.8 billion at March 31, 2004. Funded backlog increased approximately $10.4 million to $671.5 million at March 31, 2004, from $661.1 million as of December 31, 2003. Our contracts have a weighted-average term of approximately eight years.

     Our total estimated remaining contract value represents the aggregate contract revenue we estimate will be earned over the remaining life of our contracts. We compute the total estimated remaining contract value, including for indefinite delivery, indefinite quantity , or "IDIQ," and multiple award contracts, by calculating the three month rolling average run rate on each of these contracts and extrapolating it over the life of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the U.S. federal government operates under annual appropriations, agencies of the U.S. federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated remaining contract value is not funded backlog. Our total estimated remaining contract value is based on our experience under contracts and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon U.S. federal government budgets and appropriations.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                                               For the Three Months Ended March 31,

                                                                              2004                                 2003
                                                                   --------------------------          --------------------------
                                                                                         ($ in thousands)
Revenues                                                         $       288,150         100.0%      $      228,591        100.0%
Costs of revenues                                                        248,059          86.1              197,176         86.2
                                                               -----------------   -----------     ----------------   ----------
   Gross profit                                                           40,091          13.9               31,415         13.7
                                                               -----------------   -----------     ----------------   ----------
Operating expenses:
     General and administrative expenses                                  15,875           5.5               12,972          5.7
     Amortization of intangible assets                                       679           0.2                  477          0.2
                                                               -----------------   -----------     ----------------   ----------
Total operating expenses                                                  16,554           5.7               13,449          5.9
                                                               -----------------   -----------     ----------------   ----------
Operating income                                                          23,537           8.2               17,966          7.9
Other income                                                                   2            --                   --           --
Interest expense, net                                                      1,794           0.7                3,191          1.4
Minority interest in earnings of subsidiaries                                (5)            --                 (12)           --
                                                               -----------------   -----------     ----------------   ----------
Income before income taxes                                                21,740           7.5               14,763          6.4
Provision for income taxes                                                 8,406           2.9                5,688          2.5
                                                               -----------------   -----------     ----------------   ----------
Net income                                                       $        13,334           4.6%      $        9,075          3.9%
                                                               =================   =============   ================   ============

REVENUES

     For the three months ended March 31, 2004, revenues increased by $59.6 million, or 26.1%, to $288.2 million from $228.6 million for the three months ended March 31, 2003. The increase in revenues was attributable to organic growth and the acquisition of ISI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe that organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the three months ended March 31, 2004, our organic growth was 11.5%, or $26.3 million. The acquisition of ISI accounted for approximately $33.2 million of the growth for the three months ended March 31, 2004. The increase in revenue was primarily driven by an increase in employee headcount and growth in the following contracts: ANSWER, Engineering and Technical Services for Deploying Enabling Technologies, Stricom Omnibus Contract, Management Organizational and Business Services, Millenia Lite and Professional Engineering Services contract.

COSTS OF REVENUES

     For the three months ended March 31, 2004, costs of revenues increased by $50.9 million, or 25.8%, to $248.1 million from $197.2 million for the three months ended March 31, 2003. The increase in costs of revenues was due to the corresponding growth in revenues resulting from organic growth, the acquisition of ISI and the increase in employee headcount.

GENERAL AND ADMINISTRATIVE EXPENSES

     For the three months ended March 31, 2004, general and administrative expenses increased $2.9 million, or 22.3%, to $15.9 million from $13.0 million for the three months ended March 31, 2003. General and administrative expenses for the three months ended March 31, 2004, as a percentage of revenues, decreased to 5.5% from 5.7%. This decrease as a percentage of revenues was driven primarily by continued operational cost efficiencies achieved in connection with acquired operations and their successful integration. The dollar increase was primarily attributable to the corresponding growth in revenues.

AMORTIZATION

     For the three months ended March 31, 2004, amortization expense increased by $202,000, or 42.3%, to $679,000 from $477,000 for the three months ended March 31, 2003. The increase in amortization expense is a result of additional amortization related to intangible assets acquired in connection with the purchase of ISI and a related noncompete agreement.

OPERATING INCOME

     For the three months ended March 31, 2004, operating income increased $5.5 million, or 31.0%, to $23.5 million from $18.0 million for the three months ended March 31, 2003. The increase in operating income is primarily a result of the corresponding increase in revenues. Operating income as a percentage of revenues increased to 8.2% for the three months ended March 31, 2004 from 7.9% for the three months ended March 31, 2003. The increase in the percentage of revenues was driven by the decline in the percentage of costs of revenues and general and administrative as a percentage of revenues.

INTEREST EXPENSE, NET

     For the three months ended March 31, 2004, interest expense, net of interest income, decreased $1.4 million, or 43.8% to $1.8 million from $3.2 million for the three months ended March 31, 2003. The decrease in interest expense was due primarily to the repurchase of our 12% Notes and the refinancing of our Credit Facility. In December 2003, we reduced the balance of our 12% Notes to approximately $1.9 million from $75.0 million by utilizing the proceeds from the $150.0 million in the Term Loan B borrowings made under the Amended and Restated Credit Agreement of December 19, 2003, or the "2003 Amended and
Restated Credit Agreement". During the three months ended March 31, 2004, the interest rate on the Term Loan B borrowings ranged from 3.11% to 3.16% compared to a range of 3.59% to 3.66% on the previous term loan for the same period in the prior year.

PROVISION FOR INCOME TAXES

     Our effective tax rate for the three months ended March 31, 2004 was 38.7% compared with an effective tax rate of 38.5% for the three months ended March 31, 2003. The effective tax rate reflects federal and state legislative changes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Three months Ended March 31, 2004

     We generated $549,000 and $13.4 million in cash from operations for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash flow from operations was primarily attributable to an increase in days sales outstanding, or "DSO". Total DSO increased from 71 days as of December 31, 2003 to 76 days as of March 31, 2004. DSO increased due to the conversion of ISI's accounting system into the Company's accounting system, which was completed during the quarter. In addition, the Company experienced some delays in the receipt and processing of subcontractor and vendor invoices which affected the billing and collection of these costs. Contract receivables increased $21.1 million for the three months ended March 31, 2004. Accounts receivable totaled $244.0 million at March 31, 2004 and represented 49.1% of total assets at that date. For the three months ended March 31, 2004, net cash used in investing activities was $685,000, which was attributable to purchases of property, plant and equipment. Cash provided by financing activities was $277,000 for the three months ended March 31, 2004.

     On December 19, 2003, the Company entered into an amended and restated credit agreement related to our Credit Facility. This current amendment and restatement, among other things, provides for a new Term Loan B under the Credit Facility in the amount of $150.0 million with a maturity date of December 31, 2010 and the extension of the maturity date of the revolving loan portion of our Credit Facility to December 31, 2008. In addition, the 2003 Amended and Restated Credit Agreement permits the Company to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. All borrowings under the 2003 Amended and Restated Credit Agreement are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA (as defined in the 2003 Amended and Restated Credit Agreement) and maximum ratio of senior debt to EBITDA. For the period ended March 31, 2004, we complied with all of our financial covenants. Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility.

     At March 31, 2004, total debt outstanding under our Credit Facility was approximately $153.7 million, consisting of $149.6 million of Term Loan B, and $4.1 million outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of March 31, 2004 were $129.0 million. Under certain conditions related to excess annual cash flow, as defined in our Credit
Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B. In addition, we are scheduled to pay quarterly installments of approximately $375,000 under the Term Loan B until the Credit Facility matures on December 31, 2010. As of March 31, 2004, we did not have any capital commitments greater than $1.0 million.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business, and the delays in government funding. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving Credit Facility.

     We have relatively low capital investment requirements. Capital expenditures were $685,000 and $653,000 for the three months ended March 31, 2004 and 2003, respectively, primarily for leasehold improvements and office equipment.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     We use off-balance sheet financing, primarily to finance certain capital items. Operating leases are used primarily to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of March 31, 2004, we financed equipment with an original cost of approximately $18.3 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. Other than the operating leases described above, and facilities leases, we do not have any other off-balance sheet financing.

INFLATION

     We do not believe that inflation has had a material effect on our business in the three months ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. The remaining $1.9 million of our 12% Notes have a fixed interest rate of 12% and are callable on or after May 15, 2004. The interest rates on both the Term Loan B and the Revolving Loan Portion of our Credit Facility are affected by changes in market interest rates. We manage these fluctuations in part through interest rate swaps and by focusing on reducing the amount of outstanding debt through cash flow. In addition, we have implemented a cash flow management plan focusing on billing and collecting receivables to manage our debt.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $368,000 and $43,000 for the three months ended March 31, 2004 and 2003, respectively.

     As of March 31, 2004, the fair value of our interest swap agreements with a notional amount of $10.0 million resulted in a liability of approximately $118,000 and has been included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. .

                  PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1.           LEGAL PROCEEDINGS

     We are involved in various legal proceedings in the ordinary course of business.

     We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

                  NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION

                  NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

     4.1 Anteon International Corporation Supplemental Retirement Savings Plan (incorporated by reference to Exhibit 4.1 to Anteon International Corporation's Registration Statement on Form S-8 filed December 30, 2003 (Commission File No. 333-111631)).

     4.2 Anteon International Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Anteon International Corporation's Registration Statement on Form S-8 filed March 8, 2004 (Commission File No. 333-113401)).

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

B. REPORTS ON FORM 8-K

     On February 19, 2004, the Company furnished in a Current Report on Form 8-K under Item 12 thereof a press release and financial supplement relating to the Company's financial results for the quarter and year ended December 31, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ANTEON INTERNATIONAL CORPORATION


Date:      May 6, 2004         By:  /s/: Joseph M. Kampf
        -----------------         ----------------------------------------------
                                   Joseph M. Kampf - President and
                                                     Chief Executive Officer



Date:      May 6, 2004         By:  /s/: Charles S. Ream
        -----------------        -----------------------------------------------
                                   Charles S. Ream - Executive Vice President
                                                     and Chief Financial Officer