Form 10-Q
period 2004-08-03
ANTEON INTERNATIONAL CORP
filed 2004-08-04
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on August 4, 2004

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                  --------------------------------------------
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ] No[  ]

As of the close of business on July 30, 2004, there were 35,800,473 outstanding shares of the registrant's common stock, par value $0.01 per share.



CONTENTS

                                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  JUNE 30, 2004 AND DECEMBER 31, 2003                                                   1

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003                             2

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
                  FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND
                  2003                                                                                  3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                                                  4

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                15

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           22

       ITEM 4.    CONTROLS AND PROCEDURES                                                              22


PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                                                    23
       ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER
                  PURCHASES OF EQUITY SECURITIES                                                       23
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                      23
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                     23
       ITEM 5.    OTHER INFORMATION                                                                    23
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                     24




                                                     PART I. FINANCIAL INFORMATION

                                     ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                        (A Delaware Corporation)
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (in thousands, except share data)


                                                                                       June 30, 2004              December 31,
                                                                                        (Unaudited)                   2003
                                                                                       ----------------          ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $     26,335               $     2,088
     Accounts receivable, net                                                                239,661                   222,937
     Prepaid expenses and other current assets                                                15,380                    17,925
     Deferred tax assets, net                                                                  1,456                     1,641
                                                                                       ----------------         -----------------
Total current assets                                                                         282,832                   244,591

Property and equipment, net                                                                   12,833                    12,759
Goodwill                                                                                     211,936                   212,205
Intangible and other assets, net                                                              12,455                     9,725
                                                                                       ----------------         -----------------
Total assets                                                                            $    520,056               $   479,280
                                                                                       ================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term Loan B, current portion                                                       $      1,500               $     1,500
     Subordinated notes payable, current portion                                               2,500                     2,500
     Obligations under capital leases, current portion                                           349                       341
     Accounts payable                                                                         31,159                    36,793
     Accrued expenses                                                                        101,939                    85,468
     Deferred compensation obligation                                                            557                        --
     Due to related party                                                                         --                        48
     Income tax payable                                                                        4,240                       641
     Other current liabilities                                                                    --                       230
     Deferred revenue                                                                         11,092                    11,783
                                                                                       ----------------         -----------------
Total current liabilities                                                                    153,336                   139,304

Term Loan B, less current portion                                                            147,750                   148,500
Revolving facility                                                                                --                     4,400
Senior subordinated notes payable, less current portion                                           --                     1,876
Obligations under capital leases, less current portion                                           308                       465
Noncurrent deferred tax liabilities, net                                                       7,723                    10,017
Other long term liabilities                                                                    4,327                        16
                                                                                       ----------------         -----------------
Total liabilities                                                                            313,444                   304,578

Minority interest in subsidiaries                                                                245                       210

Stockholders' equity:
     Preferred stock, $.01 par value; 15,000,000 shares authorized, none issued
        and outstanding as of June 30, 2004 and  December 31, 2003                                --                        --
     Common stock, $.01 par value; 175,000,000 shares authorized, 35,751,354 and
        35,354,996shares issued and outstanding as of June 30, 2004 and
        December 31, 2003, respectively.                                                         358                       354
     Additional paid-in capital                                                              119,553                   115,863
     Accumulated other comprehensive income (loss)                                               110                      (72)
     Retained earnings                                                                        86,346                    58,347
                                                                                       ----------------         -----------------
Total stockholders' equity                                                                   206,367                   174,492
                                                                                       ----------------         -----------------
Total liabilities and stockholders' equity                                              $    520,056               $   479,280
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




                                           ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                        (A Delaware Corporation)

                                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands, except share and per share data)

                                                              For the three months ended            For the six months ended
                                                                       June 30,                             June 30,
                                                            ---------------------------------   ----------------------------------
                                                                  2004             2003              2004              2003
                                                             ---------------  ---------------   ----------------   ---------------

   Revenues                                                  $     304,161    $     254,093     $      592,311     $      482,684
   Costs of revenues                                               262,195          218,830            510,254            416,006
                                                             -------------    -------------     --------------     --------------
        Gross profit                                                41,966           35,263             82,057             66,678
                                                             -------------    -------------     --------------     --------------
   Operating expenses:
        General and administrative expenses                         16,372           14,446             32,247             27,419
        Amortization of intangible assets                              680              563              1,359              1,040
                                                             -------------    -------------     --------------     --------------
            Total operating expenses                                17,052           15,009             33,606             28,459
                                                             -------------    -------------     --------------     --------------
            Operating income                                        24,914           20,254             48,451             38,219
   Other income                                                          2               --                  4                 --
   Interest  expense,  net of interest income of $72,
   $71, $150 and $141, respectively                                  1,950            3,363              3,744              6,553
   Minority interest in earnings of subsidiaries                      (30)             (20)               (35)               (32)
                                                             -------------    -------------     --------------     --------------

   Income before provision for income taxes                         22,936           16,871             44,676             31,634
   Provision for income taxes                                        8,271            6,562             16,677             12,250
                                                             -------------    -------------     --------------     --------------

   Net income                                                $      14,665    $      10,309     $       27,999     $       19,384
                                                             =============    =============     ==============     ==============

   Basic earnings per common share:                                   0.41    $        0.30     $         0.79     $         0.56
                                                             =============    =============     ==============     ==============
   Basic weighted average shares outstanding                    35,623,968       34,693,543         35,536,060         34,577,286

   Diluted earnings per common share:                        $        0.39    $        0.28     $         0.75     $         0.53
                                                             =============    =============     ==============     ==============
   Diluted weighted average shares outstanding                  37,204,172       36,729,783         37,175,770         36,680,559

    See  accompanying  notes  to  unaudited  condensed   consolidated  financial
statements.



                                           ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                        (A Delaware Corporation)

                                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)

                                                                                           For the six months ended June 30,
                                                                                           2004                        2003
                                                                                   ----------------------     --------------------
OPERATING ACTIVITIES:
      Net income                                                                      $       27,999             $       19,384
      Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
         Depreciation and amortization of property and equipment                               1,986                      1,828
         Amortization of intangible assets                                                     1,359                      1,040
         Amortization of deferred financing fees                                                 368                        708
         Loss on disposals of property and equipment                                              --                          1
         Deferred income taxes                                                                 (613)                    (2,893)
         Minority interest in earnings of subsidiaries                                            35                         32
         Changes in assets and liabilities                                                     (672)                      3,672
                                                                                      --------------             --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     30,462                     23,772
                                                                                      --------------             --------------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                      (2,044)                    (1,477)
      Costs of acquisition, net of cash acquired                                                  --                   (92,310)
      Other                                                                                      269                         --
                                                                                      --------------             --------------
NET CASH USED FOR INVESTING ACTIVITIES                                                       (1,775)                   (93,787)
                                                                                      --------------             --------------
FINANCING ACTIVITIES:
      Principal payments on bank and other notes payable                                          --                       (25)
      Deferred financing fees                                                                   (88)                      (249)
      Principal payments on Term Loan A                                                           --                    (1,899)
      Principal payments on Term Loan B                                                        (750)                         --
      Proceeds from revolving credit facility                                                540,100                    484,800
      Principal payments on revolving credit facility                                      (544,500)                  (415,400)
      Redemption of senior subordinated notes payable                                        (1,876)                         --
      Principal payments under capital lease obligations                                       (167)                         --
      Proceeds from issuance of common stock, net of expenses                                  2,841                      2,351
                                                                                      --------------             --------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                         (4,440)                     69,578
                                                                                      --------------             --------------
CASH AND CASH EQUIVALENTS:
      Net increase (decrease) in cash and cash equivalents                                    24,247                      (437)
      Cash and cash equivalents, beginning of period                                           2,088                      4,266
                                                                                      --------------             --------------

      Cash and cash equivalents, end of period                                        $       26,335             $        3,829
                                                                                      ==============             ==============

Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                                   $        3,580             $        6,084
                                                                                      ==============             ==============
      Income taxes paid, net                                                          $       14,372             $       16,717
                                                                                      ==============             ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three and six months ended June 30, 2004 may not be indicative of the results of operations for the year ending December 31, 2004, or any future period. This financial information should be read in conjunction with the Company's December 31, 2003 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on March 8, 2004 and Amendment No. 1 to the Annual Report on Form 10-K/A filed on March 11, 2004.

(2)      Organization and Business

     Anteon International Corporation, a Delaware Corporation, "Anteon" or the "Company," and its subsidiaries provide professional information technology solutions and systems engineering and integration services to government clients. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined with certainty.

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

                                                         For the six
                                                         months ended
                                                        June 30, 2003
                                                      -----------------

          Total revenues                              $        536,362
          Total expenses                                       516,392
                                                      ----------------
          Net income                                  $         19,970
                                                      ================
          Basic earnings per common share             $           0.58
                                                      ================
          Diluted earnings per common share           $           0.54
                                                      ================

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

     The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2004 and 2003 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                                    Three Months Ended        Three Months Ended
                                                                                       June 30, 2004            June 30, 2003
                                                                                    --------------------     ------------------
                                                                                      (in thousands, except per share data)

               Net income, as reported                                                  $      14,665            $     10,309
               Add:  stock-based compensation recorded                                              2                      --
               Deduct:  total stock-based compensation expense determined
                   under the fair value method, net of tax                                      1,097                     887
                                                                                        --------------           ------------
               Pro forma net income                                                     $      13,570            $      9,422

               Earnings Per Share:
               Basic-as reported                                                        $        0.41            $       0.30
                                                                                        =============            ============
               Basic-Pro forma                                                          $        0.38            $       0.27
                                                                                        =============            ============
               Diluted-as reported                                                      $        0.39            $       0.28
                                                                                        =============            ============
               Diluted-Pro forma                                                        $        0.36            $       0.26
                                                                                        =============            ============

                                                                                     Six Months Ended         Six Months Ended
                                                                                       June 30, 2004           June 30, 2003
                                                                                    --------------------     ------------------
                                                                                      (in thousands, except per share data)

               Net income, as reported                                                  $      27,999            $     19,384
               Add:  stock-based compensation recorded                                              3                      --
               Deduct: total stock-based compensation expense determined
                   under the fair value method, net of tax                                      2,169                   1,705
                                                                                        --------------           ------------
               Pro forma net income                                                     $      25,833            $     17,679

               Earnings Per Share:
               Basic-as reported                                                        $        0.79            $       0.56
                                                                                        =============            ============
               Basic-Pro forma                                                          $        0.73            $       0.51
                                                                                        =============            ============
               Diluted-as reported                                                      $        0.75            $       0.53
                                                                                        =============            ============
               Diluted-Pro forma                                                        $        0.69            $       0.48
                                                                                        =============            ============

(5)      Comprehensive Income

     Comprehensive income for the three months ended June 30, 2004 and 2003 was approximately $14.8 million and $10.5 million, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003 was approximately $28.2 million and $19.6 million, respectively. Other comprehensive income for the three months ended June 30, 2004 and 2003 includes foreign currency translation income of approximately $14,000 and $67,000, respectively, and increases in the fair value of interest rate swaps of approximately $72,000 and $85,000, net of tax. Other comprehensive income for the six months ended June 30, 2004 and 2003 includes foreign currency translation gains of approximately $41,000 and $35,000, respectively, and increases in the fair value of interest rate swaps of approximately $141,000 and $147,000, net of tax.

(6)      Computation of Earnings Per Share

                                                                          For the three months ended
                                                                                 June 30, 2004

                                                          Income                 Weighted average shares        Per Share
                                                        (Numerator)                   (Denominator)               Amount
                                                                       (in thousands, except share and per share data)

    Basic earnings per share:
    Net income                                       $        14,665                   35,623,968             $         0.41
                                                     ===============                                          ==============
    Stock options                                                 --                    1,580,204                         --
    Diluted earnings per share:
    Net income                                       $        14,665                   37,204,172             $         0.39
                                                     ===============                                          ==============


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
                                                     ===============                                          ==============




                                                                             For the six months ended
                                                                                   June 30, 2004

                                                          Income                 Weighted average shares        Per Share
                                                         (Numerator)                  (Denominator)               Amount
                                                                       (in thousands,except share and per share data)

    Basic earnings per share:
    Net income                                       $        27,999                   35,536,060             $         0.79
                                                     ===============                                          ==============
    Stock options                                                 --                    1,639,710                         --
    Diluted earnings per share:
    Net income                                       $        27,999                   37,175,770             $         0.75
                                                     ===============                                          ==============



                                                                             For the six months ended
                                                                                   June 30, 2003

                                                          Income                 Weighted average shares        Per Share
                                                         (Numerator)                  (Denominator)               Amount
                                                                       (in thousands, except share and per share data)

    Basic earnings per share:
    Net income                                       $        19,384                   34,577,286             $         0.56
                                                     ===============                                          ==============
    Stock options                                                 --                    2,103,273                         --
    Diluted earnings per share:
    Net income                                       $        19,384                   36,680,559             $         0.53
                                                     ===============                                          ===============

(7)      Domestic Subsidiaries Summarized Financial Information

         Under the terms of the Company's Credit Facility, the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the Company's Credit Facility. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The non-guarantor subsidiaries are the Company's foreign subsidiaries. The following supplemental financial information sets forth, on a combined basis, unaudited condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's non-guarantor subsidiaries and, on a consolidated and unconsolidated basis, for the Company.




                                                                                  As of June 30, 2004
                                                 -----------------------------------------------------------------------------------
                                                                                                                     Consolidated
Unaudited Condensed Consolidated                    Anteon                                                              Anteon
Balance Sheets                                   International       Guarantor     Non-Guarantor    Elimination      International
                                                  Corporation       Subsidiaries    Subsidiaries      Entries         Corporation
                                                 -------------   ---------------  --------------   -------------   ---------------
                                                                                (in thousands)
Cash and cash equivalents                        $         (9)   $       24,747    $       1,597   $          --   $        26,335
Accounts receivable, net                                    --          238,892              769              --           239,661
Other current assets                                       397           26,116              451        (10,128)            16,836
Property and equipment, net                              1,773           10,962               98              --            12,833
Due from parent                                      (183,506)          183,729            (223)              --                --
Investments in and advances to subsidiaries             30,780         (28,744)               --         (2,036)                --
Goodwill                                               168,263           43,673               --            --             211,936
Intangible and other assets, net                        71,874            8,581               --        (68,000)            12,455
                                                 -------------   --------------    -------------   -------------   ---------------
Total assets                                     $      89,572   $      507,956    $       2,692   $    (80,164)   $       520,056
                                                 =============   ==============    =============   =============   ===============

Indebtedness                                     $       2,500   $      217,250    $          --   $    (68,000)   $       151,750
Accounts payable                                           489           30,511              159              --            31,159
Accrued expenses and other current
  liabilities                                            1,997          104,306              782              --           107,085
Deferred revenue                                        10,128           10,571              521        (10,128)            11,092
Other long-term liabilities                                 --           12,358               --              --            12,358
                                                 -------------   --------------    -------------   -------------   ---------------
Total liabilities                                       15,114          374,996            1,462        (78,128)           313,444

Minority interest in subsidiaries                           --               --              245              --               245
Total stockholders' equity (deficit)                    74,458          132,960              985         (2,036)           206,367
                                                 -------------   --------------    -------------   -------------   ---------------
Total liabilities and  stockholders'  equity
  (deficit)                                      $     89,572    $      507,956    $       2,692   $    (80,164)   $       520,056
                                                 =============   ==============    =============   =============   ===============




                                                                              For the six months ended June 30, 2004
                                                 ----------------------------------------------------------------------------------
                                                                                                                     Consolidated
 Unaudited Condensed Consolidated                   Anteon                                                              Anteon
 Statements of Operations                        International     Guarantor      Non-Guarantor     Elimination      International
                                                  Corporation     Subsidiaries    Subsidiaries        Entries         Corporation
                                                 -------------   --------------   --------------   --------------  ---------------
                                                                                    (in thousands)

Revenues                                         $         (1)   $      590,467   $        2,810   $        (965)  $       592,311
Costs of revenues                                          (1)          508,511            2,709            (965)          510,254
                                                 -------------   --------------   --------------   --------------  ---------------
Gross profit                                                --           81,956              101               --           82,057
Total operating expenses                                 2,183           50,762               35         (19,374)           33,606
                                                 -------------   --------------   --------------   --------------  ---------------
Operating income (loss)                                (2,183)           31,194               66           19,374           48,451
Other income (loss)                                      6,368           13,010               --         (19,374)                4
Interest expense (income), net                           (700)            4,456             (12)               --            3,744
Minority interest in earnings of
  subsidiaries                                              --               --             (35)               --             (35)
                                                 -------------   --------------   --------------   --------------  ---------------
Income before provision for income taxes                 4,885           39,748               43               --           44,676
Provision for (benefit from) income taxes                1,904           14,804             (31)               --           16,677
                                                 -------------   --------------   --------------   --------------  ---------------
Net income                                       $       2,981   $       24,944   $           74   $           --  $        27,999
                                                 =============   ===============  ==============   ==============  ===============





                                                                           For the six months ended June 30, 2004
                                                             ----------------------------------------------------------------------
Unaudited Condensed  Consolidated  Statements of Cash
Flows
                                                                                                                    Consolidated
                                                                 Anteon                                                Anteon
                                                             International       Guarantor       Non-Guarantor      International
                                                              Corporation       Subsidiaries      Subsidiaries       Corporation
                                                             -------------      -------------    -------------    ----------------
                                                                                           (in thousands)

Operating Activities:
Net income                                                   $       2,981    $        24,944    $          74    $        27,999
Adjustments  to  reconcile  net  income  to net  cash
  provided by (used for) operating activities:
     Depreciation and amortization of property and
       equipment                                                       357              1,606               23              1,986
     Amortization of intangible assets                               1,275                 84               --              1,359
     Amortization of deferred financing fees                            62                306               --                368
     Deferred income taxes                                              --              (613)               --              (613)
     Minority interest in earnings of subsidiaries                      --                 --               35                 35
     Changes in assets and liabilities                             (5,823)              5,381            (230)              (672)
                                                             -------------    ---------------    -------------    ---------------
  Net  cash   provided   by  (used   for)   operating
  activities                                                       (1,148)             31,708             (98)             30,462
                                                             -------------    ---------------    -------------    ---------------

Investing activities:
  Purchases of property, equipment and other assets                  (106)            (1,906)             (32)            (2,044)
  Other                                                                269                 --               --                269
                                                             -------------    ---------------    -------------    ---------------
  Net cash provided by (used for) investing
    activities                                                         163            (1,906)             (32)            (1,775)
                                                             -------------    ---------------    -------------    ---------------

Financing activities:
  Deferred financing fee                                                87              (175)               --               (88)
  Principal payments on Term Loan B                                     --              (750)               --              (750)
  Proceeds from revolving credit facility                               --            540,100               --            540,100
  Principal payments on revolving credit facility                       --          (544,500)               --          (544,500)
  Redemption of senior subordinated notes payable                  (1,876)                 --               --            (1,876)
  Principal payments under capital lease obligations                    --              (167)               --              (167)
  Proceeds from issuance of common stock, net of
     expenses                                                        2,774                 --               67              2,841
                                                             -------------    ---------------    -------------    ---------------
Net cash provided by (used for) financing activities                   985            (5,492)               67            (4,440)
                                                             -------------    ---------------    -------------    ---------------
Net increase (decrease) in cash and cash equivalents                    --             24,310             (63)             24,247
Cash and cash equivalents, beginning of period                         (9)                437            1,660              2,088
                                                             -------------    ---------------    -------------    ---------------
Cash and cash equivalents, end of period                     $         (9)    $        24,747    $       1,597    $        26,335
                                                             =============    ===============    =============    ===============




                                                                        For the six months ended June 30, 2003
                                                 ----------------------------------------------------------------------------------
                                                                                                                    Consolidated
 Unaudited Condensed Consolidated                   Anteon                                                              Anteon
 Statements of Operations                        International      Guarantor      Non-Guarantor    Elimination     International
                                                  Corporation     Subsidiaries     Subsidiaries       Entries        Corporation
                                                 -------------   --------------   --------------   --------------  ---------------
                                                                                   (in thousands)

Revenues                                         $          --   $      477,360   $        5,450   $        (126)  $       482,684
Costs of revenues                                           --          411,311            4,821            (126)          416,006
                                                 -------------   --------------   --------------   --------------  ---------------
Gross profit                                                --           66,049              629               --           66,678
Total operating expenses                                 1,513           41,579              408         (15,041)           28,459
                                                 -------------   --------------   --------------   --------------  ---------------
Operating income (loss)                                (1,513)           24,470              221           15,041           38,219
Other income (loss)                                      4,797           10,244               --         (15,041)               --
Interest expense (income), net                           2,520            4,040              (7)               --            6,553
Minority interest in earnings of
  subsidiaries                                              --               --             (32)               --             (32)
                                                 -------------   --------------   --------------   --------------  ---------------
Income before provision for income taxes                   764           30,674              196               --           31,634
Provision for income taxes                                 290           11,890               70               --           12,250
                                                 -------------   --------------    -------------   --------------  ---------------
Net income                                       $         474   $       18,784   $          126   $           --  $        19,384
                                                 =============   ==============   ==============   ==============  ===============




                                                                          For the six months ended June 30, 2003
Unaudited Condensed  Consolidated  Statements of Cash
Flows
                                                                                                                    Consolidated
                                                                Anteon                                                 Anteon
                                                             International       Guarantor       Non-Guarantor      International
                                                              Corporation      Subsidiaries        Subsidiar         Corporation
                                                             -------------    ---------------    -------------    ----------------
                                 (in thousands)
Operating Activities:
Net income                                                   $       474      $        18,784    $         126    $        19,384
Adjustments  to  reconcile  net  income  to net  cash
  provided by (used for) operating activities:
  Depreciation   and  amortization  of  property  and
    equipment                                                          376              1,420               32              1,828
  Amortization of intangible assets                                    913                127               --              1,040
  Amortization of deferred financing fees                              657                 51               --                708
  Loss on disposals of property and equipment                           --                  1               --                  1
  Deferred income taxes                                                 --            (2,893)               --            (2,893)
  Minority interest in earnings of subsidiaries                         --                 --               32                 32
  Changes in assets and liabilities                                 89,575           (88,335)            2,432              3,672
                                                             -------------    ---------------    -------------    ---------------
  Net  cash   provided   by  (used   for)   operating
  activities                                                        91,995           (70,845)            2,622             23,772
                                                             -------------    ---------------    -------------    ----------------
Investing activities:
  Purchases of property, equipment and other assets                  (362)            (1,070)             (45)            (1,477)
  Costs of acquisition, net of cash acquired                      (92,091)              (219)               --           (92,310)
                                                             -------------    ---------------    -------------    ---------------
  Net cash used for investing activities                          (92,453)            (1,289)             (45)           (93,787)
                                                             -------------    ---------------    -------------    ---------------

Financing activities:
  Principal payments on bank and other notes payable                    --               (25)               --               (25)
  Deferred financing fee                                                --              (249)               --              (249)
  Principal payments on Term Loan A                                (1,899)                 --               --            (1,899)
  Proceeds from revolving credit facility                               --            484,800               --            484,800
  Principal payments on revolving credit facility                       --          (415,400)               --          (415,400)
  Proceeds  from  issuance  of common  stock,  net of
    expenses                                                         2,351                 --               --              2,351
                                                             -------------    ---------------    -------------    ---------------
Net cash provided by financing activities                              452             69,126               --             69,578
                                                             -------------    ---------------    -------------    ---------------

Net increase (decrease) in cash and cash equivalents                   (6)            (3,008)            2,577              (437)
Cash and cash equivalents, beginning of period                        (17)              3,659              624              4,266
                                                             -------------    ---------------    -------------    ---------------
Cash and cash equivalents, end of period                     $        (23)    $           651    $       3,201    $         3,829
                                                             =============    ===============    =============    ===============

(8)      Segment Information

     Although the Company is organized by strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of all of the Company's government contracting units.

(9)      Interest Rate Swap Agreements

     During the six months ended June 30, 2004, the last of the Company's interest rate swap agreements, with a notional value of $10.0 million, matured.

(10)     Supplemental Retirement Savings Plan

     Effective January 1, 2004, the Company implemented a Supplemental Retirement Savings Plan (the "Plan") that permits eligible employees and directors to defer all or a portion of their annual cash compensation. The Company also filed a Registration Statement on Form S-8 with the Securities and Exchange Commission ("SEC") to register the participation interests under the Plan. The assets of the Plan are held in a trust to which contributions are made by the Company based on amounts elected to be deferred by the Plan participants. The Plan is treated as unfunded for tax purposes and its assets are subject to the general claims of the Company's creditors. In order to provide for an accumulation of assets comparable to the contractual liabilities accruing under the Plan, the Company has directed the trustee of the Plan to invest the assets to correspond to the investment choices made by the Plan participants.

     The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities, and obligations, are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of June 30, 2004, the deferred compensation obligation was approximately $557,000. For the three and six months ended June 30, 2004, the adjustments to fair market value were not significant.

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

(13)     Subsequent Events

     On July 26, 2004, the Company entered into a settlement agreement with the former shareholders of Sherikon, Inc. resolving, among other items, the Company's indemnification claim submitted in October 2002. The indemnification claim amount exceeded the $2.5 million promissory note otherwise due to the Sherikon shareholders. Under the provisions of the settlement agreement, the principal amount of the note was reduced from $2.5 million to $1.35 million, and the Company paid the reduced note amount, without interest. In the third quarter of 2004, the Company will recognize other income of approximately $1.3 million consisting of a $1.15 million reduction in the promissory note amount and previously accrued interest.

     On July 27, 2004, the Company acquired 100% of the stock of Simulation Technologies, Inc. ("STI"), a provider of modeling and simulation software solutions and services, headquartered in San Antonio, Texas, for a total purchase price of $15.0 million. The Company financed the acquisition through cash-on-hand and its existing credit facility. The transaction will be accounted for under the purchase method of accounting.

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

     o our expectations regarding the U.S. federal government's procurement budgets and reliance on outsourcing of services, and

     o our financial condition and liquidity, as well as future cash flows and earnings.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results and do not intend to do so. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following:

     o changes in the U.S. federal government procurement laws, regulations, policies, and budgets;

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

     We have a broad client and contract base and a diverse contract mix. We currently serve over 1,000 U.S federal government clients in more than 50 government agencies, as well as state and foreign governments. For the six months ended June 30, 2004, approximately 88% of our revenue was derived from contracts with the Department of Defense, or "DOD," Department of Homeland
Security, or "DHS," and intelligence agencies, and approximately 10% from civilian agencies of the U.S. federal government. For the six months ended June 30, 2004, approximately 88% of our revenue was from contracts where we were the lead, or "prime" contractor. Our diverse contract base has approximately 500 active contracts and more than 4,000 active task orders. For the six months ended June 30, 2004, our largest contract or task order accounted for approximately 8% of our revenue.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollected accounts receivable, other contingent liabilities, revenue recognition, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements are revenue recognition, costs of revenues, goodwill impairment, long-lived assets and identifiable intangible asset impairment and business combinations.


Revenue Recognition
-------------------

     For the six months ended June 30, 2004, we estimate that approximately 99% of our revenues were derived from services and approximately 1% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenues for time and materials contracts are recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenues are recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate our contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

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

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 40% time and materials, 34% cost-plus and 26% fixed price (a substantial majority of which were firm fixed price level of effort) during the six months ended June 30, 2004. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts with the U.S. federal government, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits.

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

Goodwill Impairment
-------------------

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $211.9 million and $212.2 million as of June 30, 2004 and December 31, 2003, respectively. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather test our goodwill for impairment at least annually using a fair value approach. We completed our annual impairment analysis as of September 30, 2003, noting no indications of impairment for any of our reporting units. As of June 30, 2004, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our planned annual test as of September 30, 2004.

Long-Lived Assets and Identifiable Intangible Asset Impairment
--------------------------------------------------------------

     The net carrying amount of long-lived assets and identifiable intangible assets was approximately $16.7 million and $17.9 million at June 30, 2004 and December 31, 2003, respectively. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. None of these events occurred during the six months ended June 30, 2004. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability.

     In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on the ability to maintain our customers and the continued funding of our contracts and tasks by the government. Over the past four years, we have been able to win more than 90% of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions, which have generally resulted in either maintaining or improving margins on our contracts and tasks. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

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

Statements of Operations

     The following is a description of certain line items from our statement of operations, which include the operations of ISI for the five week period beginning May 23, 2003, the date of the acquisition.

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

     Amortization expenses relate to intangible assets from our acquisitions. These intangible assets consist of a noncompete agreement, contract backlog and contracts and related customer relationships acquired as part of our acquisition.

     Interest expense is primarily related to our term loans and revolving facility, our Senior Subordinated Notes due 2009, or the "12% Notes", and other miscellaneous interest costs.

     Other income is from non-core business items such as gains on the sales and closures of businesses and investments.

Funded Backlog and Total Estimated Remaining Contract Value

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. We believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted over the past four years. We have increased our total remaining estimated contract value by approximately $300.0 million, from $5.6 billion at December 31, 2003, to $5.9 billion at June 30, 2004. Funded backlog decreased approximately $2.6 million to $658.5 million at June 30, 2004, from $661.1 million as of December 31, 2003.

     Our  total  estimated  remaining  contract  value,   excluding   indefinite
delivery, indefinite quantity, or "IDIQ," and multiple award contracts, represents the aggregate contract revenue we estimate will be earned over the remaining life of our contracts including all option years. For IDIQ and multiple award contracts, we compute the total estimated remaining contract value by calculating the three month rolling average run rate on each of these contracts and extrapolating it over the life of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the U.S federal government operates under annual appropriations, agencies of the U.S. federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated remaining contract value is not funded backlog. Our total estimated remaining contract value is based on our experience under contracts and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                                                For the Three Months Ended June 30,
                                                                              2004                              2003
                                                                              ----                              ----
                                                                                          ($ in thousands)
Revenues                                                       $       304,161        100.0%       $      254,093         100.0%
Costs of revenues                                                      262,195         86.2               218,830          86.1
                                                               ---------------   ----------        --------------   -----------
Gross profit                                                            41,966         13.8                35,263          13.9
                                                               ---------------   ----------        --------------   -----------
Operating expenses:
     General and administrative expenses                                16,372          5.4                14,446           5.7
     Amortization of intangible assets                                     680          0.2                   563           0.2
                                                               ---------------   ----------        --------------   -----------
Total operating expenses                                                17,052          5.6                15,009           5.9
                                                               ---------------   ----------        --------------   -----------
Operating income                                                        24,914          8.2                20,254           8.0
Other income, net                                                            2           --                    --            --
Interest expense, net                                                    1,950          0.7                 3,363           1.3
Minority interest in (earnings) losses of subsidiaries                    (30)           --                  (20)            --
                                                               ---------------   ----------        --------------   -----------
Income before income taxes                                              22,936          7.5                16,871           6.7
Provision for income taxes                                               8,271          2.7                 6,562           2.6
                                                               ---------------   ----------        --------------   -----------
Net income                                                     $        14,665          4.8%       $       10,309           4.1%
                                                               ===============   ==========        ==============   ===========


                                                                                 For the Six Months Ended June 30,
                                                                              2004                              2003
                                                                              ----                              ----
                                                                                          ($ in thousands)
Revenues                                                       $       592,311        100.0%       $      482,684         100.0%
Costs of revenues                                                      510,254         86.1               416,006          86.2
                                                               ---------------   ----------        --------------   -----------
Gross profit                                                            82,057         13.9                66,678         13.8
                                                               ---------------   ----------        --------------   -----------
Operating expenses:
     General and administrative expenses                                32,247          5.5                27,419           5.7
     Amortization of intangible assets                                   1,359          0.2                 1,040           0.2
                                                               ---------------   ----------        --------------   -----------
Total operating expenses                                                33,606          5.7                28,459           5.9
                                                               ---------------   ----------        --------------   -----------
Operating income                                                        48,451          8.2                38,219           7.9
Other income, net                                                            4           --                    --            --
Interest expense, net                                                    3,744          0.7                 6,553           1.4
Minority interest in (earnings) losses of subsidiaries                    (35)           --                  (32)            --
                                                               ---------------   ----------        --------------   -----------
Income before income taxes                                              44,676          7.5                31,634           6.5
Provision for income taxes                                              16,677          2.8                12,250           2.5
                                                               ---------------   ----------        --------------   -----------
Net income                                                     $        27,999         4.7%        $       19,384           4.0%
                                                               ===============   ==========        ==============   ===========

REVENUES

     For the three months ended June 30, 2004, revenues increased by $50.1 million, or 19.7%, to $304.2 million from $254.1 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, revenues increased by $109.6 million, or 22.7%, to $592.3 million from $482.7 million for the six months ended June 30, 2004. The increase in revenues was attributable to organic growth and the acquisition of ISI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe that organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the three and six months ended June 30, 2004, our organic growth was 10.2% and 10.8%, or $24.7 million and $51.0 million, respectively. The acquisition of ISI accounted for approximately $37.0 and $70.2 of the growth for the three and six months ended June 30, 2004, respectively. The increase in revenues was primarily driven by an increase in employee headcount and growth in the GSA task order business, the Stricom Omnibus Contract including Military Operations on Urban Terrain and the Department of the Navy's Technical Services for Deploying Enabling Technologies contract.

COSTS OF REVENUES

     For the three months ended June 30, 2004, costs of revenues increased by $43.4 million, or 19.8%, to $262.2 million from $218.8 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, costs of revenues increased by $94.2 million, or 22.7%, to $510.3 million from $416.0 million for the six months ended June 30, 2003. The increase in costs of revenues was due to the corresponding growth in revenues resulting from organic growth, the acquisition of ISI and the increase in employee headcount.

GENERAL and ADMINISTRATIVE EXPENSES

     For the three months ended June 30, 2004, general and administrative expenses increased $1.9 million, or 13.3%, to $16.4 million from $14.4 million for the three months ended June 30, 2003. General and administrative expenses for the three months ended June 30, 2004, as a percentage of revenues, decreased from 5.7% to 5.4%. For the six month period ended June 30, 2004, general and administrative expenses increased $4.8 million, or 17.6%, to $32.2 million from $27.4 million for the six months ended June 30, 2003. General and administrative expenses for the six months ended June 30, 2004, as a percentage of revenues, decreased from 5.7% to 5.5%. This decrease as a percentage of revenues was driven primarily by continued operational cost efficiencies achieved in connection with acquired operations and their successful integration. The dollar increase was primarily attributable to the corresponding overall growth in the business.

AMORTIZATION

     For the three months ended June 30, 2004, amortization expenses increased $117,000, or 20.8%, to $680,000 from $563,000 for the comparable period in 2003.
For the six months ended June 30, 2004, amortization expenses increased $319,000, or 30.7%, to $1,359,000 from $1,040,000 for the six months ended June
30, 2003. The increase in amortization expense is a result of additional amortization related to intangible assets acquired in connection with the purchase of ISI and a noncompete agreement entered into in connection with the purchase. Amortization as a percentage of revenues for the three and six months ended June 30, 2004 remained constant at 0.2%.

OPERATING INCOME

     For the three months ended June 30, 2004, operating income increased $4.7 million, or 23.0%, to $24.9 million from $20.3 million for the three months ended June 30, 2003. Operating income as a percentage of revenues increased to 8.2% for the three months ended June 30, 2004 from 8.0% for the same period in 2003. For the six month period ended June 30, 2004, operating income increased $10.2 million, or 26.8%, to $48.5 million from $38.2 million for the six month period ended June 30, 2003. Operating income as a percentage of revenues increased to 8.2% for the six month period ended June 30, 2004 from 7.9% for the same period in 2003, primarily as a result of an increase in revenues and gross profit and the decrease of general and administrative expenses as a percentage of revenues.

INTEREST EXPENSE, NET

     For the three month period ended June 30, 2004, interest expense, net of interest income, decreased $1.4 million, or 42.0%, to $2.0 million from $3.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, interest expense, net of interest income, decreased $2.8 million, or 42.9%, to $3.7 million from $6.6 million for the six months ended June 30, 2003. The decrease in interest expense was due primarily to the repurchase of our 12% Notes and the refinancing of our Credit Facility. In December 2003, we reduced the balance of our 12% Notes to approximately $1.9 million from $75.0 million by utilizing the proceeds from the $150.0 million in the Term Loan B borrowings made under the Amended and Restated Credit Agreement of December 19, 2003, or the "2003 Amended and Restated Credit Agreement". In June 2004, we repurchased the remaining balance of $1.9 million of our 12% Notes. In conjunction with the repurchase, we paid a tender premium of approximately $113,000 which is included in interest expense. During the six months ended June 30, 2004, the interest rate on the Term Loan B borrowings ranged from 3.11% to 3.59% compared to a range of 3.35% to 3.66% on the previous term loan for the same period in the prior year.

PROVISION FOR INCOME TAXES

     Our effective tax rate for the three months ended June 30, 2004 was 36.1% compared to an effective tax rate of 38.9% for the three months ending June 30, 2003. Our effective tax rate for the six months ended June 30, 2004 was 37.3% compared to an effective tax rate of 38.7% for the six months ended June 30, 2003. The effective tax rate reflects a benefit for federal and state credits from prior years as well as state legislative changes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Six Months Ended June 30, 2004 and 2003

     We generated $30.5 million and $23.8 million in cash from operations for the six months ended June 30, 2004 and 2003, respectively. This increase in cash flows was primarily attributable to an increase in net income, offset by an increase of approximately $600,000 and $2.9 million in deferred income taxes for the six months ended June 30, 2004 and 2003, respectively. Total days sales outstanding, or "DSO," at June 30, 2004 was 71 days, which was the same DSO as June 30, 2003. Accounts receivable totaled $239.7 million at June 30, 2004 and represented 46.1% of total assets at that date. For the six months ended June 30, 2004, net cash used for investing activities was $1.8 million, which was primarily attributable to purchases of property, plant and equipment. For the six months ended June 30, 2003, net cash used for investing activities was $93.8 million, of which approximately $92.3 million was used for the acquisition of ISI. Cash used in financing activities was $4.4 million for the six months ended June 30, 2004 due primarily to payments on our Credit Facility and the redemption of our 12% Notes. Cash provided by financing activities was $69.6 million for the six months ended June 30, 2003 primarily due to the additional borrowings under the revolving loan portion of our Credit Facility for the acquisition of ISI.

     On December 19, 2003, the Company entered into an amended and restated credit agreement related to our Credit Facility. This current amendment and restatement, among other things, provides a new Term Loan B under the Credit Facility in the amount of $150.0 million with a maturity date of December 31, 2010 and the extension of the maturity date of the revolving loan portion of our Credit Facility to December 31, 2008. In addition, the 2003 Amended and Restated Credit Agreement permits the Company to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. All borrowings under the 2003 Amended and Restated Credit Agreement are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA (as defined in the 2003 Amended and Restated Credit Agreement) and maximum ratio of senior debt to EBITDA. For the period ended June 30, 2004, we complied with all of our financial covenants. Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility.

     At June 30, 2004, total debt outstanding under our Credit Facility was approximately $149.3 million, consisting of $149.3 million Term Loan B, and zero outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of June 30, 2004 was $172.6 million. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B. In addition, we are scheduled to pay quarterly installments of approximately $375,000 under the Term Loan B until the Credit Facility matures on December 31, 2010. As of June 30, 2004, we did not have any capital commitments greater than $1.0 million.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business, and the delays in government funding. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under the revolving portion of our credit facility.

     We have relatively low capital investment requirements. Capital expenditures were $2.0 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively, primarily for leasehold improvements and office equipment.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     We use off-balance sheet financing, primarily to finance certain capital items. Operating leases are used primarily to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of June 30, 2004, we financed equipment with an original cost of approximately $17.7 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. Other than the operating leases described above, and facilities leases, we do not have any other off-balance sheet financing.

INFLATION

     We do not believe that inflation has had a material effect on our business in the three months ended June 30, 2004.

ITEM 3.           QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. In June 2004, we repurchased the remaining $1.9 million balance of our 12% Notes, which had a fixed interest rate of 12%. The interest rates on both the Term Loan B and the Revolving Loan Portion of our Credit Facility are affected by changes in market interest rates. We manage these fluctuations by reducing the amount of outstanding debt through cash flow by focusing on billing and collection.

     During the six months ended June 30, 2004, the last of our interest rate swap agreements, with a notional value of $10.0 million, matured. We are not currently contemplating any further interest rate swap agreements. However, as market conditions change, we will reevaluate our position.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $437,000 and $144,000 for the six months ended June 30, 2004 and 2003 respectively.

ITEM 4.           CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                  NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of  Stockholders  was held on May 27, 2004. The  stockholders
(1) re-elected directors Joseph M. Kampf, Dr. Paul G. Kaminski and Steven M. Lefkowitz to terms of office expiring at the 2007 Annual Meeting of Stockholders; (2) approved an amendment to the Amended and Restated Anteon International Corporation Omnibus Stock Plan; and (3) ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2004.

The following directors were not required to stand for re-election at the meeting (the year in which each director's term expires is indicated in parenthesis): Frederick J. Iseman (2005), Gilbert F. Decker (2005), Robert A. Ferris (2006), William J. Perry (2006), Gen. Henry Hugh Shelton, USA (ret.)
(2006), and Thomas J. Tisch (2006).

The following table sets forth the votes cast with respect to each of these matters:


                                MATTER                                     FOR         AGAINST       WITHHELD        ABSTAIN

Re-election of Joseph M. Kampf                                          32,667,708                    340,736

Re-election of Dr. Paul G. Kaminski                                     31,749,492                  1,258,952

Re-election of Steven M. Lefkowitz                                      31,291,291                  3,316,841

Approval of an amendment to the Amended and Restated Anteon
   International Corporation Omnibus Stock Plan                         19,980,396     9,255,996                       34,476

Ratification of selection of KPMG LLP as independent auditors           32,651,927       345,267                       11,250


ITEM 5.           OTHER INFORMATION

                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A. EXHIBITS

                  31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
                  31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
                  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.
                  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

B. REPORTS ON FORM 8-K

                  On April 28, 2004, the Company furnished in a Current Report on Form 8-K under Item 12 thereof a press release and financial supplement relating to the Company's financial results for the first quarter ended March 31, 2004.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ANTEON INTERNATIONAL CORPORATION


Date:   August 4, 2004            /s/ Joseph M. Kampf
        ----------------          ----------------------------------------------
                                  Joseph M. Kampf - President and
                                                    Chief Executive Officer



Date:   August 4, 2004            /s/ Charles S. Ream
        ----------------          -------------------------------------------
                                  Charles S. Ream - Executive Vice President and
                                                    Chief Financial Officer