Form 10-Q
period 2004-11-02
ANTEON INTERNATIONAL CORP
filed 2004-11-03
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on November 2, 2004

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
             (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                  --------------------------------------------
                                       OR

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

                                 (703) 246-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not Applicable
                 -----------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report.)

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

As of the close of business on October 29, 2004, there were 35,888,353 outstanding shares of the registrant's common stock, par value $0.01 per share.

CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  SEPTEMBER 30, 2004 AND DECEMBER 31, 2003                    1

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 2004 AND 2003                                 2

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
                  FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                  2003                                                        3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                        4

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         16

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                           26

       ITEM 4.    CONTROLS AND PROCEDURES                                     26


PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                           27
       ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER
                  PURCHASES OF EQUITY SECURITIES                              27
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             27
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                            27
       ITEM 5.    OTHER INFORMATION                                           27
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            27

                                                   PART I. FINANCIAL INFORMATION


                                   ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)


                                                                                   September 30,
                                                                                       2004              December 31,
                                                                                    (Unaudited)              2003
                                                                                 ------------------    -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                      $     14,647          $     2,088
     Accounts receivable, net                                                            257,384              222,937
     Prepaid expenses and other current assets                                            16,244               17,925
     Deferred tax assets, net                                                                739                1,641
                                                                                 -----------------     ----------------
Total current assets                                                                     289,014              244,591

Property and equipment, net                                                               12,864               12,759
Goodwill                                                                                 246,708              212,205
Intangible and other assets, net                                                          15,625                9,725
                                                                                 -----------------     ----------------
Total assets                                                                        $    564,211          $   479,280
                                                                                 =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term Loan B, current portion                                                   $      1,650          $     1,500
     Subordinated notes payable, current portion                                              --                2,500
     Obligations under capital leases, current portion                                       342                  341
     Accounts payable                                                                     32,473               36,793
     Accrued expenses                                                                    104,210               85,468
     Deferred compensation obligation                                                        649                   --
     Due to related party                                                                     --                   48
     Income tax payable                                                                    7,326                  641
     Other current liabilities                                                                --                  230
     Deferred revenue                                                                     16,236               11,783
                                                                                 -----------------     ----------------
Total current liabilities                                                                162,886              139,304

Term Loan B, less current portion                                                        163,350              148,500
Revolving facility                                                                            --                4,400
Senior subordinated notes payable, less current portion                                       --                1,876
Obligations under capital leases, less current portion                                       247                  465
Noncurrent deferred tax liabilities, net                                                   8,631               10,017
Other long term liabilities                                                                4,750                   16
                                                                                 -----------------     ----------------
Total liabilities                                                                        339,864              304,578

Minority interest in subsidiaries                                                            236                  210

Stockholders' equity:
     Preferred stock, $0.01 par value; 15,000,000 shares authorized, none
        issued and outstanding as of September 30, 2004 and  December 31, 2003                --                   --
     Common stock, $0.01 par value; 175,000,000 shares authorized, 35,857,313 and 35,354,996 shares issued and outstanding as of September 30, 2004
        and December 31, 2003, respectively.                                                 359                  354
     Additional paid-in capital                                                          120,448              115,863
     Accumulated other comprehensive income (loss)                                           109                 (72)
     Retained earnings                                                                   103,195               58,347
                                                                                 -----------------     ----------------
Total stockholders' equity                                                               224,111              174,492
                                                                                 -----------------     ----------------
Total liabilities and stockholders' equity                                          $    564,211          $   479,280
                                                                                 =================     ================
See accompanying notes to unaudited condensed consolidated financial statements.


                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except share and per share data)

                                                         For the three months ended            For the nine months ended
                                                               September 30,                         September 30,
                                                     -----------------------------------    ---------------------------------
                                                               2004             2003              2004              2003
                                                         --------------  ---------------    --------------   ----------------

Revenues                                                 $     325,581   $     279,080      $     917,892    $      761,764
Costs of revenues                                              280,898         240,689            791,152           656,695
                                                         -------------   -------------      -------------    --------------
     Gross profit                                               44,683          38,391            126,740           105,069
                                                         -------------   -------------      -------------    --------------
Operating expenses:
     General and administrative expenses                        16,473          14,969             48,720            42,388
     Amortization of intangible assets                             542             723              1,901             1,763
                                                         -------------   -------------      -------------    --------------
         Total operating expenses                               17,015          15,692             50,621            44,151
                                                         -------------   -------------      -------------    --------------
         Operating income                                       27,668          22,699             76,119            60,918
Other income, net                                                  939              --                943                --
Secondary offering expenses                                         --             798                 --               798
Interest  expense,  net of  interest  income of $55,
$45, $204 and $187, respectively                                 1,831           3,831              5,575            10,384
Minority    interest   in   (earnings)   losses   of
subsidiaries                                                         9            (18)               (26)              (50)
                                                         -------------   -------------      -------------    --------------

Income before provision for income taxes                        26,785          18,052             71,461            49,686
Provision for income taxes                                       9,936           7,109             26,613            19,359
                                                         -------------   -------------      -------------    --------------

Net income                                               $      16,849   $      10,943      $      44,848    $       30,327
                                                         =============   =============      =============    ==============

Basic earnings per common share:                         $        0.47   $        0.31      $        1.26    $         0.87
                                                         =============   =============      =============    ==============
Basic weighted average shares outstanding                   35,817,018      34,970,108         35,630,396        34,709,666

Diluted earnings per common share:                       $        0.45   $        0.30      $        1.21    $         0.82
                                                         =============   =============      =============    ==============
Diluted weighted average shares outstanding                 37,253,109      37,084,351         37,201,263        36,816,366

See accompanying notes to unaudited condensed consolidated financial statements.


                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                        For the nine months ended September 30,
                                                                              2004                   2003
                                                                        ------------------     ------------------
OPERATING ACTIVITIES:
      Net income                                                           $      44,848          $      30,327
      Adjustments  to reconcile  net income to net cash provided by operating activities:
         Gain on settlement of subordinated notes payable                        (1,327)                     --
         Depreciation and amortization of property and equipment                   2,945                  2,986
         Amortization of intangible assets                                         1,901                  1,763
         Amortization of deferred financing fees                                     522                  1,078
         Loss on disposals of property and equipment                                  --                    135
         Deferred income taxes                                                       343                (3,307)
         Minority interest in earnings of subsidiaries                                26                     50
         Changes in assets and liabilities                                       (1,012)                  7,794
                                                                        ----------------       ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         48,246                 40,826
                                                                        ----------------       ----------------
INVESTING ACTIVITIES:
      Acquisition of Integrated  Management Services,  Inc., net of
      cash acquired                                                             (29,103)                     --
      Acquisition  of Simulation  Technologies,  Inc.,  net of cash
      acquired                                                                  (14,460)                     --
      Acquisition of Information Spectrum, Inc., net of cash                          --               (92,369)
      Purchases of property, equipment and other assets                          (2,846)                (2,241)
      Other                                                                          268                     --
                                                                        ----------------       ----------------
NET CASH USED FOR INVESTING ACTIVITIES                                          (46,141)               (94,610)
                                                                        ----------------       ----------------
FINANCING ACTIVITIES:
      Principal payments on bank and subordinated notes payable                  (1,350)                   (38)
      Payments on capital lease obligation                                         (240)                     --
      Deferred financing fees                                                      (294)                  (249)
      Principal payments on Term Loan A                                               --                (2,849)
      Principal payments on Term Loan B                                          (1,125)                     --
      Proceeds from Term Loan B                                                   16,125                     --
      Proceeds from revolving credit facility                                    893,200                737,100
      Principal payments on revolving credit facility                          (897,600)              (686,700)
      Proceeds  from  certain  stockholders  related  to  secondary
      offering                                                                        --                    900
      Redemption of senior subordinated notes payable                            (1,876)                     --
      Proceeds from issuance of common stock, net of expenses                      3,614                  4,078
                                                                        ----------------       ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         10,454                 52,242
                                                                        ----------------       ----------------
CASH AND CASH EQUIVALENTS:
      Net increase (decrease) in cash and cash equivalents                        12,559                (1,542)
      Cash and cash equivalents, beginning of period                               2,088                  4,266
                                                                        ----------------       ----------------

      Cash and cash equivalents, end of period                             $      14,647          $       2,724
                                                                        ================       ================

Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                        $       5,360          $      10,621
                                                                        ================       ================
      Income taxes paid, net                                               $      19,796          $      22,715
                                                                        ================       ================


See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003



(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three and nine months ended September 30, 2004 may not be indicative of the results of operations for the year ending December 31, 2004, or any future period. This financial information should be read in conjunction with the Company's December 31, 2003 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on March 8, 2004 and Amendment No. 1 to the Annual Report on Form 10-K/A filed on March 11, 2004.

(2)      Organization and Business

     Anteon International Corporation, a Delaware corporation, "Anteon" or the "Company," and its subsidiaries provide professional information technology solutions and systems engineering and integration services to government clients. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency's authorization of the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

(3) Acquisition of Integrated Management Services, Inc.

     On August 11, 2004, the Company purchased all of the outstanding stock of Integrated Management Services, Inc. ("IMSI"), a provider of high end, mission critical information and securities solutions, headquartered in Arlington, Virginia, for a total purchase price of $29.1 million, including transaction costs. The Company financed the acquisition through borrowings under its existing Credit Facility. Under the terms of the stock purchase agreement, consideration up to $3.5 million of additional purchase price may be paid if certain milestones are met. The transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. The identifiable intangible assets consisted of $1.3 million of contracts and related customer relationships with an expected weighted average useful life of 3.9 years. Goodwill recognized from this acquisition was approximately $25.5 million and is expected to be fully deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized. Pursuant to the requirements of SFAS No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in the unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

(4) Acquisition of Simulation Technologies, Inc.

     On July 27, 2004, the Company purchased all of the outstanding stock of Simulation Technologies, Inc. ("STI"), a provider of modeling and simulation software solutions and services, headquartered in San Antonio, Texas, for a total purchase price of $14.5 million (net of cash acquired), including transaction costs. The Company financed the acquisition through borrowings under its existing Credit Facility. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. The identifiable intangible assets consisted of $1.9 million of contracts and related customer relationships with an expected weighted average useful life of 2.3 years. Goodwill recognized from this acquisition was approximately $9.3 million and is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized. Pursuant to the requirements of SFAS No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in the unaudited condensed consolidated financial statements.

(5)      Acquisition of Information Spectrum, Inc.

     On May 23, 2003, the Company purchased all of the outstanding stock of Information Spectrum, Inc. ("ISI"), a provider of credential card technologies, military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $92.4 million including transaction costs. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

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


                                                          For the nine
                                                          months ended
                                                       September 30,2003
                                                       -----------------

           Total revenues                              $        815,442
           Total expenses                                       784,597
                                                       -----------------

           Net income                                  $         30,845
                                                       =================

           Basic earnings per common share             $           0.89
                                                       =================

           Diluted earnings per common share           $           0.84
                                                       =================

(6)      Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, or "APB No. 25," Accounting for Stock Issued to Employees. The Company has an employee stock option plan. Compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option at the date of grant. The Company discloses the pro forma effect on net income as if the fair value based method of accounting as defined in SFAS No. 123, Accounting for Stock-based Compensation, had been applied.

     The Company accounts for stock options granted to non-employees using the fair value method of accounting as prescribed by SFAS No. 123. Compensation expense related to stock options granted to non-employees is not significant. The pro forma effect of the Employee Stock Purchase Plan (see note 13) on net income is not significant.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

     The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                               Three Months            Three Months
                                                                             Ended September         Ended September
                                                                                 30, 2004                30, 2003
                                                                            -------------------      -----------------
                                                                              (in thousands, except per share data)

         Net income, as reported                                                $      16,849            $     10,943
         Add:  stock-based compensation recorded, net of tax                                1                      --
         Deduct:  total stock-based compensation expense determined
             under the fair value method, net of tax                                    1,141                     945
                                                                            -----------------        ----------------
         Pro forma net income                                                   $      15,709            $      9,998

         Earnings Per Share:
         Basic-as reported                                                      $        0.47            $       0.31
                                                                                =============            ============
         Basic-Pro forma                                                        $        0.44            $       0.29
                                                                                =============            ============
         Diluted-as reported                                                    $        0.45            $       0.30
                                                                                =============            ============
         Diluted-Pro forma                                                      $        0.42            $       0.27
                                                                                =============            ============


                                                                            Nine Months Ended          Nine Months
                                                                            September 30, 2004       Ended September
                                                                                                         30, 2003
                                                                            -------------------      -----------------
                                                                              (in thousands, except per share data)

         Net income, as reported                                                $      44,848            $     30,327
         Add:  stock-based compensation recorded, net of tax                                3                      --
         Deduct: total stock-based compensation expense determined
             under the fair value method, net of tax                                    3,310                   2,650
                                                                            -----------------        ----------------
         Pro forma net income                                                   $      41,541            $     27,677

         Earnings Per Share:
         Basic-as reported                                                      $        1.26            $       0.87
                                                                                =============            ============
         Basic-Pro forma                                                        $        1.17            $       0.80
                                                                                =============            ============
         Diluted-as reported                                                    $        1.21            $       0.82
                                                                                =============            ============
         Diluted-Pro forma                                                      $        1.12            $       0.75
                                                                                =============            ============

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


(7)      Comprehensive Income

     Comprehensive income for the three months ended September 30, 2004 and 2003 was approximately $16.8 million and $11.0 million, respectively. Comprehensive income for the nine months ended September 30, 2004 and 2003 was approximately $45.0 million and $30.6 million, respectively. Other comprehensive income for the three months ended September 30, 2004 and 2003 includes foreign currency translation income of approximately $1,000 and $17,000, respectively, and increases in the fair value of interest rate swaps of approximately zero and $104,000, net of tax. Other comprehensive income for the nine months ended September 30, 2004 and 2003 includes foreign currency translation gains of approximately $40,000 and $52,000, respectively, and increases in the fair value of interest rate swaps of approximately $141,000 and $251,000 net of tax.

(8)      Computation of Earnings Per Share

                                                      For the three months ended
                                                          September 30, 2004

                                        Income      Weighted average shares    Per Share
                                     (Numerator)        (Denominator)           Amount
                                     -----------        -------------          --------
                                      (in thousands, except share and per share data)

Basic earnings per share:
Net income                            $    16,849          35,817,018           $    0.47
                                   ==============                             ===========
Stock options                                  --           1,436,091                  --
Diluted earnings per share:
Net income                            $    16,849          37,253,109           $    0.45
                                   ==============                             ===========


                                                For the three months ended
                                                    September 30, 2003

                                        Income      Weighted average shares    Per Share
                                     (Numerator)        (Denominator)           Amount
                                     -----------        -------------          --------
                                      (in thousands, except share and per share data)

Basic earnings per share:
Net income                            $    10,943          34,970,108           $    0.31
                                   ==============                             ===========
Stock options                                  --           2,114,243                  --
Diluted earnings per share:
Net income                            $    10,943          37,084,351           $    0.30
                                   ==============                             ===========

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


                                                  For the nine months ended
                                                     September 30, 2004

                                        Income      Weighted average shares    Per Share
                                     (Numerator)        (Denominator)           Amount
                                     -----------        -------------          --------
                                      (in thousands, except share and per share data)

Basic earnings per share:
Net income                            $    44,848             35,630,396        $    1.26
                                    ===============                         ==============
Stock options                                  --            1,570,867                --
Diluted earnings per share:
Net income                            $    44,848           37,201,263        $      1.21
                                    ===============                         ==============



                                                  For the nine months ended
                                                     September 30, 2003

                                        Income      Weighted average shares    Per Share
                                     (Numerator)        (Denominator)           Amount
                                     -----------        -------------          --------
                                      (in thousands, except share and per share data)

Basic earnings per share:
Net income                            $    30,327           34,709,666          $    0.87
                                    ===============                         ==============
Stock options                                  --            2,106,700                 --
Diluted earnings per share:
Net income                            $    30,327           36,816,366          $    0.82
                                    ===============                         ==============

(9)      Domestic Subsidiaries Summarized Financial Information

         Under the terms of the Company's Credit Facility, the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the Company's Credit Facility. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The results of the non-guarantor subsidiaries are from the Company's foreign subsidiaries. The following supplemental financial information sets forth, on a combined basis, unaudited condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's non-guarantor subsidiaries and, on a consolidated and unconsolidated basis, for the Company.


                                         ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                     (A Delaware Corporation)

                                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                    SEPTEMBER 30, 2004 AND 2003


                                                                        As of September 30, 2004
                                            ----------------------------------------------------------------------------------

Unaudited Condensed Consolidated                                                                                 Consolidated
                                              Anteon                                                                Anteon
                                           International        Guarantor      Non-Guarantor    Elimination     International
Balance Sheets                              Corporation       Subsidiaries     Subsidiaries       Entries        Corporation
                                            -----------       ------------     ------------       -------        -----------
                                                                               (in thousands)
Cash and cash equivalents                  $         (9)      $      13,138      $    1,518     $        --     $      14,647
Accounts receivable, net                              --            257,074             310              --           257,384
Other current assets                                 472             25,920             467         (9,876)            16,983
Property and equipment, net                        1,644             11,097             123              --            12,864
Due from parent                                (194,494)            194,758           (264)              --                --
Investments in and advances to
  subsidiaries                                    33,222           (32,297)              --           (925)                --
Goodwill                                         177,584             69,124              --              --           246,708
Intangible and other assets, net                  73,287             10,338              --        (68,000)            15,625
                                           -------------      -------------   -------------     -----------     -------------
Total assets                               $      91,706      $     549.152      $    2,154     $  (78,801)     $     564,211
                                           =============      =============   =============     ===========     =============

Indebtedness                               $          --      $     233,000      $       --     $  (68,000)     $     165,000
Accounts payable                                     414             31,615             444              --            32,473
Accrued expenses and other current
  liabilities                                      3,609            108,655             263              --           112,527
Deferred revenue                                   9,876             16,054             182         (9,876)            16,236
Other long-term liabilities                           --             13,628              --              --            13,628
                                           -------------      -------------   -------------     -----------     -------------

Total liabilities                                 13,899            402,952             889        (77,876)           339,864

Minority interest in subsidiaries                     --                 --             236              --               236
Total stockholders' equity (deficit)              77,807            146,200           1,029           (925)           224,111
                                           -------------      -------------   -------------     -----------     -------------

Total liabilities and stockholders'
  equity (deficit)                         $      91,706      $     549,152      $    2,154     $  (78,801)  $  $     564,211
                                           =============      =============   =============     ===========     =============



                                         ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                     (A Delaware Corporation)

                                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                    SEPTEMBER 30, 2004 AND 2003



                                                            For the nine months ended September 30, 2004
                                            ----------------------------------------------------------------------------------

                                                                                                              Consolidated
                                           Anteon                                                                Anteon
Unaudited Condensed Consolidated       International       Guarantor       Non-Guarantor      Elimination    International
Statements of Operations                Corporation       Subsidiaries     Subsidiaries         Entries       Corporation
                                        -----------       ------------     -------------       ---------      -----------
                                                                           (in thousands)

Revenues                                $       (2)      $    914,671        $     4,250    $   (1,027)         $  917,892
Costs of revenues                                 1           788,098              4,080        (1,027)            791,152
                                        -----------      ------------     --------------    -----------      -------------
Gross profit (loss)                             (3)           126,573                170             --            126,740
Total operating expenses                      3,263            76,885                 60       (29,587)             50,621
                                        -----------      ------------     --------------    -----------      -------------
Operating income (loss)                     (3,266)            49,688                110         29,587             76,119
Other income (loss)                          10,567            19,963                 --       (29,587)                943
Interest expense (income), net              (1,416)             7,013               (22)             --              5,575
Minority interest in earnings of
  subsidiaries                                   --                --               (26)            --                (26)
                                        -----------      ------------     --------------    -----------      -------------
Income  before  provision  for income
  taxes                                       8,717            62,638                106             --             71,461
Provision  for (benefit  from) income
  taxes                                       3,283            23,343               (13)             --             26,613
                                        -----------      ------------     --------------    -----------      -------------
Net income                              $     5,434      $     39,295         $      119    $        --         $   44,848
                                         ==========       ===========     ==============     ==========          =========


                                         ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                     (A Delaware Corporation)

                                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                    SEPTEMBER 30, 2004 AND 2003



                                                                      For the nine months ended September 30, 2004
                                            ----------------------------------------------------------------------------------

                                                                                                                Consolidated
                                                              Anteon                                               Anteon
 Unaudited Condensed Consolidated                          International       Guarantor      Non-Guarantor    International
 Statements of Cash Flows                                   Corporation      Subsidiaries     Subsidiaries      Corporation
                                                            -----------      ------------     ------------      -----------
                                                                                      (in thousands)
Operating Activities:
Net income                                                $      5,434        $  39,295        $      119    $     44,848
Adjustments  to  reconcile  net  income  to net  cash
  provided by (used for) operating activities:
     Gain  on   settlement  of   subordinated   notes
        payable                                                (1,327)               --                --         (1,327)
     Depreciation  and  amortization  of property and
        equipment                                                  636            2,273                36           2,945
     Amortization of intangible assets                           1,718              183                --           1,901
     Amortization of deferred financing fees                        62              460                --             522
     Deferred income taxes                                          --              343                --             343
     Minority interest in earnings of subsidiaries                  --               --                26              26
     Changes in assets and liabilities                           7,655          (8,347)             (320)         (1,012)
                                                          ------------     ------------     -------------    ------------
  Net  cash   provided   by  (used   for)   operating
  activities                                                    14,178           34,207             (139)          48,246
                                                          ------------     ------------     -------------    ------------

Investing activities:
  Purchases of property, equipment and other assets              (256)          (2,520)              (70)         (2,846)
  Other                                                            268               --                --             268
  Acquisition of Integrated  Management  Services Inc
    net of cash acquired                                            --         (29,103)                --        (29,103)
  Acquisition of Simulation  Technologies  Inc., net of
    cash acquired                                             (14,598)              138                --        (14,460)
                                                          ------------     ------------     -------------    ------------

  Net cash used for investing activities                      (14,586)         (31,485)              (70)        (46,141)
                                                          ------------     ------------     -------------    ------------

Financing activities:
  Deferred financing fee                                            87            (381)                --           (294)
  Proceeds from Term Loan B                                         --           16,125                --          16,125
  Principal payments on Term Loan B                                 --          (1,125)                --         (1,125)
  Proceeds from revolving credit facility                           --          893,200                --         893,200
  Principal payments on revolving credit facility                   --        (897,600)                --       (897,600)
  Redemption of senior subordinated notes payable              (1,876)               --                --         (1,876)
  Principal payments under capital lease obligations                --            (240)                --           (240)
  Payment on subordinated notes payable                        (1,350)               --                --         (1,350)
  Proceeds  from  issuance  of common  stock,  net of
  expenses                                                       3,547               --                67           3,614
                                                          ------------     ------------     -------------    ------------
Net cash provided by financing activities                          408            9,979                67          10,454
                                                          ------------     ------------     -------------    ------------

Net increase (decrease) in cash and cash equivalents                --           12,701             (142)          12,559
Cash and cash equivalents, beginning of period                     (9)              437             1,660           2,088
                                                          ------------     ------------     -------------    ------------
Cash and cash equivalents, end of period                  $        (9)        $  13,138        $    1,518    $     14,647
                                                          ============     ============     =============    ============

                                         ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                     (A Delaware Corporation)

                                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                    SEPTEMBER 30, 2004 AND 2003



                                                            For the nine months ended September 30, 2003
                                          ------------------------------------------------------------------------------
                                                                                                           Consolidated
Unaudited Condensed Consolidated              Anteon                                                          Anteon
Statements of Operations                  International     Guarantor       Non-Guarantor   Elimination   International
                                           Corporation     Subsidiaries     Subsidiaries      Entries      Corporation
                                           -----------     ------------     ------------      -------      -----------
                                                                           (in thousands)

Revenues                                   $        --     $    753,527     $      8,376    $    (139)    $    761,764
Costs of revenues                                   --          649,342            7,492         (139)         656,695
                                           -----------     ------------     ------------    ----------    ------------

Gross profit                                        --          104,185              884            --         105,069
Total operating expenses                         2,379           64,055              535      (22,818)          44,151
                                           -----------     ------------     ------------    ----------    ------------

Operating income (loss)                        (2,379)           40,130              349        22,818          60,918
Other income (loss)                              7,229           15,589               --      (22,818)              --
Secondary offering expenses                        798               --               --                           798
Interest expense (income), net                   3,646            6,749             (11)            --          10,384
Minority  interest  in  earnings  of
  subsidiaries                                      --               --             (50)            --            (50)
                                           -----------     ------------     ------------    ----------    ------------

Income  before  provision for income
  taxes                                            406           48,970              310            --          49,686
Provision for income taxes                         161           19,086              112            --          19,359
                                           -----------     ------------     ------------    ----------    ------------

Net income                                 $       245     $     29,884     $        198    $       --    $     30,327
                                           ===========     ============     ============    ==========    ============

                                         ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                     (A Delaware Corporation)

                                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                    SEPTEMBER 30, 2004 AND 2003



                                                                    For the nine months ended September 30, 2003
                                                       -----------------------------------------------------------------------

                                                                                                               Consolidated
                                                            Anteon                                               Anteon
Unaudited Condensed  Consolidated                       International     Guarantor       Non-Guarantor       International
Statements of Cash Flows                                 Corporation     Subsidiaries     Subsidiaries         Corporation
                                                         -----------     ------------     ------------         -----------
                                                                                (in thousands)
Operating Activities:
Net income                                                 $     245       $   29,884       $      198         $    30,327
Adjustments  to  reconcile  net  income  to net  cash
  provided by (used for) operating activities:
  Depreciation   and  amortization  of  property  and
    equipment                                                    503            2,428               55               2,986
  Amortization of intangible assets                            1,582              181               --               1,763
  Amortization of deferred financing fees                        995               83               --               1,078
  Loss on disposals of property and equipment                     --              135               --                 135
  Deferred income taxes                                           --          (3,307)               --             (3,307)
  Minority interest in earnings of subsidiaries                   --               --               50                  50
  Changes in assets and liabilities                           87,063         (79,894)              625               7,794
                                                        ------------     ------------    -------------      --------------
  Net cash provided by (used for) operating activities        90,388         (50,490)              928              40,826
                                                        ------------     ------------    -------------      --------------

Investing activities:
  Purchases of property, equipment and other assets            (352)          (1,837)             (52)             (2,241)
  Costs of acquisition, net of cash acquired                (92,150)            (219)               --            (92,369)
                                                        ------------     ------------    -------------      --------------
  Net cash used for investing activities                    (92,502)          (2,056)             (52)            (94,610)
                                                        ------------     ------------    -------------      --------------

Financing activities:
  Principal payments on bank and other notes payable              --             (38)               --                (38)
  Deferred financing fee                                          --            (249)               --               (249)
  Principal payments on Term Loan A                          (2,849)               --               --             (2,849)
  Proceeds from revolving credit facility                         --          737,100               --             737,100
  Principal payments on revolving credit facility                 --        (686,700)               --           (686,700)
  Proceeds  from  issuance  of common  stock,  net of
    expenses                                                   4,078               --               --               4,078
   Proceeds  from  certain  stockholders  related  to
    secondary offering
                                                                 900   -           --               --                 900
                                                        ------------     ------------    -------------      --------------
Net cash provided by financing activities                      2,129           50,113               --              52,242
                                                        ------------     ------------    -------------      --------------

Net increase (decrease) in cash and cash equivalents              15          (2,433)              876             (1,542)
Cash and cash equivalents, beginning of period                  (17)            3,659              624               4,266
                                                        ------------     ------------    -------------      --------------
Cash and cash equivalents, end of period                   $     (2)       $    1,226       $    1,500         $     2,724
                                                        ============     ============    =============      ==============

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


(10)     Segment Information

     Although the Company is organized by strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of all of the Company's government contracting units.

(11)     Interest Rate Swap Agreements

     During the nine months ended September 30, 2004, the last of the Company's interest rate swap agreements, with a notional value of $10.0 million, matured.

(12)     Supplemental Retirement Savings Plan

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

     The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities, and obligations, are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of September 30, 2004, the deferred compensation obligation was approximately $649,000. For the three and nine months ended September 30, 2004, the adjustments to fair market value were not significant.

(13)     Employee Stock Purchase Plan

     Effective  April  1,  2004,  the  Company  implemented  a  non-compensatory
Employee Stock Purchase Plan ("ESPP") to offer eligible employees the opportunity to purchase the Company's common stock at a discount from the market price as reported on the New York Stock Exchange. Eligible employees may authorize the Company to deduct a specified portion of their compensation each payroll period for each quarterly offering period. The accumulated payroll deductions are used by the Company to provide for the purchase by the ESPP administrator of the Company's common stock on the open market for delivery to ESPP participants. The ESPP provides that the per share purchase price discount established by the Compensation Committee of the Board may be no greater than 15% of the fair market value per share of the Company's common stock on the last day of each quarterly offering period. The Compensation Committee initially set the purchase price discount at 5% of the Company stock's fair market value. Under the ESPP, employees are limited to the purchase of shares of the Company's common stock having a fair market value no greater than $25,000 during any calendar year, as determined on the date of purchase. The Company has filed a Registration Statement on Form S-8 with the SEC to register 1.2 million shares of the Company's common stock under the ESPP. Under the plan, 14,668 shares were purchased at $30.99 per share on July 1, 2004. The 5% difference between the price paid for the common stock by the Company and the proceeds received from the ESPP participants is charged to additional paid-in capital.

(14)     Omnibus Stock Plan

     On September 9, 2004, the Company filed a Registration Statement on Form S-8 with the SEC to register an additional 1.5 million shares of the Company's common stock available for issuance under its Amended and Restated Anteon International Corporation Omnibus Stock Plan ("Omnibus Stock Plan"), as amended. This increase in the number of shares available for issuance under the Omnibus Stock Plan was approved by the Company's stockholders on May 27, 2004.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

(15)     Legal Proceedings

     The Company is involved in various legal proceedings in the ordinary course of business.

     The Company cannot predict the ultimate outcome of these matters, but does not believe that such matters will have a material impact on its financial position or results of operations.

(16) Subsequent Events

     On October 29, 2004 the Company announced the pricing of a secondary public offering of 3.6 million shares of its common stock by affiliates of and companies managed by Caxton-Iseman Capital, Inc. in an underwritten public offering pursuant to its existing shelf registration statement on Form S-3 (Commission File No. 333-111249). Neither the Company nor any of its executive officers are selling shares in this offering. The Company will not receive any proceeds and will bear all costs related to the offering.

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

     We have a broad client and contract base and a diverse contract mix. We currently serve over 1,000 U.S federal government clients in more than 50 government agencies, as well as state and foreign governments. For the nine months ended September 30, 2004, approximately 89% of our revenue was derived from contracts with the Department of Defense, or "DOD," Department of Homeland Security, or "DHS," and intelligence agencies, and approximately 10% from civilian agencies of the U.S. federal government. For the nine months ended September 30, 2004, approximately 89% of our revenue was from contracts where we were the lead, or "prime" contractor. Our diverse contract base has approximately 800 active contracts and more than 4,000 active task orders. For the nine months ended September 30, 2004, our largest contract or task order accounted for approximately 8% of our revenue.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to uncollected accounts receivable, other contingent liabilities, revenue recognition, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements are revenue recognition, costs of revenues, goodwill impairment, long-lived assets and identifiable intangible asset impairment and business combinations.


Revenue Recognition

     For the nine months ended September 30, 2004, we estimate that approximately 99% of our revenues were derived from services and approximately 1% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenues for time and materials contracts are recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenues are recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under substantially all fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method for all services provided. For non-service-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate our contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

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

     For cost based contracts, we recognize revenues under our U.S. federal government contracts based on allowable contract costs, as mandated by the U.S. federal government's cost accounting standards. The costs we incur under U.S. federal government contracts are subject to regulation and audit by certain agencies of the federal government. Historically, contract cost disallowances resulting from government audits have not been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

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

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 39% time and materials, 35% cost-plus and 26% fixed price (a substantial majority of which were firm fixed price level of effort, which have lower risk than other types of fixed price contracts) during the nine months ended September 30, 2004. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts with the U.S. federal government, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

     We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion, issues may arise, which could lead to accounts receivable not being fully collected.

Costs of Revenues

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions and certain general and administrative expenses. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to control our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

Goodwill Impairment

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $246.7 million and $212.2 million as of September 30, 2004 and December 31, 2003, respectively. In accordance with SFAS No. 142, we test our goodwill for impairment at least annually using a fair value approach. We have completed our annual impairment analysis as of September 30, 2004, noting no indications of impairment for any of our reporting units.

Long-Lived Assets and Identifiable Intangible Asset Impairment

     The net carrying amount of long-lived assets and identifiable intangible assets was approximately $19.4 million and $17.9 million at September 30, 2004 and December 31, 2003, respectively. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. None of these events occurred during the nine months ended September 30, 2004. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability.

     In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on the ability to maintain our customers and the continued funding of our contracts and tasks by the government. Over the past four years, we have been able to win more than 90% of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions, which have generally resulted in either maintaining or improving margins on our contracts and tasks. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

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

     On August 11, 2004, we purchased all of the outstanding stock of IMSI, a provider of high end, mission critical information and securities solutions, based in Arlington, Virginia, for a total purchase price of $29.1 million, including transaction costs. Under the terms of the stock purchase agreement, additional consideration up to $3.5 million of additional purchase price may be paid if certain milestones are met. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

     On July 27, 2004, we purchased all of the outstanding stock of STI, a provider of modeling and simulation software solutions and services, based in San Antonio, Texas, for a total purchase price of $14.5 million, including transaction costs. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

     On May 23, 2003, we purchased all of the outstanding stock of ISI, a provider of credential card technologies, military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $92.4 million, including transaction costs. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.


Statements of Operations

     The following is a description of certain line items from our unaudited condensed consolidated statements of operations, which include the operations of IMSI, STI and ISI since the dates of the acquisitions.

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

     Other income is from non-core business items such as the settlement agreement of the subordinated notes payable.

Funded Backlog and Total Estimated Remaining Contract Value

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. Historically, we believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted. We have increased our total remaining estimated contract value by approximately $600.0 million including acquisitions, from $5.6 billion at December 31, 2003, to $6.2 billion at September 30, 2004. Funded backlog increased $131.7 million to $792.8 million at September 30, 2004, from $661.1 million as of December 31, 2003.

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

RESULTS OF OPERATIONS

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                                                For the Three Months Ended September 30,
                                                                                2004                               2003
                                                                                ----                               ----
                                                                                          ($ in thousands)
Revenues                                                         $       325,581          100.0%     $      279,080          100.0%
Costs of revenues                                                        280,898            86.3            240,689            86.2
                                                               -----------------   -------------   ----------------   -------------
Gross profit                                                              44,683            13.7             38,391            13.8
                                                               -----------------   -------------   ----------------   -------------
Operating expenses:
     General and administrative expenses                                  16,473             5.1             14,969             5.4
     Amortization of intangible assets                                       542             0.1                723             0.3
                                                               -----------------   -------------   ----------------   -------------
Total operating expenses                                                  17,015             5.2             15,692             5.7
                                                               -----------------   -------------   ----------------   -------------
Operating income                                                          27,668             8.5             22,699             8.1
Other income, net                                                            939             0.3                 --              --
Secondary offering expenses                                                   --              --                798             0.3
Interest expense, net                                                      1,831             0.6              3,831             1.4
Minority interest in (earnings) losses of subsidiaries                         9              --               (18)              --
                                                               -----------------   -------------   ----------------   -------------
Income before income taxes                                                26,785             8.2             18,052             6.4
Provision for income taxes                                                 9,936             3.0              7,109             2.5
                                                               -----------------   -------------   ----------------   -------------
Net income                                                       $        16,849            5.2%     $       10,943            3.9%
                                                               =================   =============   ================   =============


                                                                                For the Nine Months Ended September 30,
                                                                                2004                                2003
                                                                                ----                                ----
                                                                                          ($ in thousands)
Revenues                                                         $       917,892          100.0%     $      761,764          100.0%
Costs of revenues                                                       791,152             86.2            656,695            86.2
                                                               -----------------   -------------   ----------------   -------------
Gross profit                                                             126,740            13.8            105,069            13.8
                                                               -----------------   -------------   ----------------   -------------
Operating expenses:
     General and administrative expenses                                  48,720             5.3             42,388             5.6
     Amortization of intangible assets                                     1,901             0.2              1,763             0.2
                                                               -----------------   -------------   ----------------   -------------
Total operating expenses                                                  50,621             5.5             44,151             5.8
                                                               -----------------   -------------   ----------------   -------------
Operating income                                                          76,119             8.3             60,918             8.0
Other income, net                                                            943             0.1                 --              --
Secondary offering expenses                                                   --              --                798             0.1
Interest expense, net                                                      5,575             0.6             10,384             1.4
Minority interest in earnings of subsidiaries                               (26)              --               (50)              --
                                                               -----------------   -------------   ----------------   -------------
Income before income taxes                                                71,461             7.8             49,686             6.5
Provision for income taxes                                                26,613             2.9             19,359             2.5
                                                               -----------------   -------------   ----------------   -------------
Net income                                                       $        44,848            4.9%     $       30,327            4.0%
                                                               =================   =============   ================   =============

REVENUES

     For the three months ended September 30, 2004, revenues increased by $46.5 million, or 16.7%, to $325.6 million from $279.1 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, revenues increased by $156.1 million, or 20.5%, to $917.9 million from $761.8 million for the nine months ended September 30, 2004. The increase in revenues was attributable to organic growth and the acquisitions of IMSI, STI and ISI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe that organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the three and nine months ended September 30, 2004, our organic growth was 13.9% and 11.9%, respectively. The acquisitions of IMSI and STI combined accounted for approximately, $7.7 million of the revenue growth for the three and nine months ended September 30, 2004, respectively. The increase in revenue was primarily driven by an increase in employee headcount and growth in the following business areas: task orders in support of a wide range of federal government agencies under our GSA Applications and Support for Widely-diverse End User Requirements (ANSWER) and Management and Business Services (MOBIS) contracts; Engineering and Technical Services for Deploying Enabling Technologies with the U.S. Navy; engineering and technical support to the U.S. Army's Program Executive Office for Simulation, Training and Instrumentation; Foreign Military Sales Logistics support; and task orders under our Naval Sea Systems Command (NAVSEA) Multiple Award Contract.

COSTS OF REVENUES

     For the three months ended September 30, 2004, costs of revenues increased by $40.2 million, or 16.7%, to $280.9 million from $240.7 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, costs of revenues increased by $134.5 million, or 20.5%, to $791.2 million from $656.7 million for the nine months ended September 30, 2003. The increase in costs of revenues was due to the corresponding growth in revenues resulting from organic growth, the acquisitions of IMSI, STI and ISI and the increase in employee headcount.

GENERAL and ADMINISTRATIVE EXPENSES

     For the three months ended September 30, 2004, general and administrative expenses increased $1.5 million, or 10.1%, to $16.5 million from $15.0 million for the three months ended September 30, 2003. General and administrative expenses for the three months ended September 30, 2004, as a percentage of revenues, decreased to 5.1% from 5.4%. For the nine month period ended September 30, 2004, general and administrative expenses increased $6.3 million, or 14.9%, to $48.7 million from $42.4 million for the nine months ended September 30, 2003. General and administrative expenses for the nine months ended September 30, 2004, as a percentage of revenues, decreased to 5.3% from 5.6%. This decrease as a percentage of revenues was driven primarily by continued operational cost efficiencies achieved in connection with acquired operations and their successful integration. The dollar increase was primarily attributable to the corresponding overall growth in the business.

AMORTIZATION

     For the three months ended September 30, 2004, amortization expense decreased $181,000, or 25.0%, to $542,000 from $723,000 for the comparable period in 2003. The decrease in amortization expense during the period was the result of one intangible asset, from a prior acquisition, being fully amortized. For the nine months ended September 30, 2004, amortization expenses increased $100,000, or 5.6%, to $1.9 million from $1.8 million for the nine months ended September 30, 2003. The increase in amortization expense during the period is a result of the additional amortization related to intangible assets from the recent acquisitions of IMSI and STI.

OPERATING INCOME

     For the three months ended September 30, 2004, operating income increased $5.0 million, or 21.9%, to $27.7 million from $22.7 million for the three months ended September 30, 2003. Operating income as a percentage of revenues increased to 8.5% for the three months ended September 30, 2004 from 8.1% for the same period in 2003. For the nine months ended September 30, 2004, operating income increased $15.2 million, or 25.0%, to $76.1 million from $60.9 million for the nine months ended September 30, 2003. Operating income as a percentage of revenues increased to 8.3% for the nine months ended September 30, 2004 from 8.0% for the same period in 2003, primarily as a result of an increase in revenues and controlling our indirect costs by integrating our acquisitions into our cost structure and realizing opportunities for cost synergies.

OTHER INCOME

     For the three months ended September 30, 2004, other income increased to $939,000 from zero for the three months ended September 30, 2003. For the nine months ended September 30, 2004, other income increased $939,000 to $943,000 from $4,000 for the nine months ended September 20, 2003. The increase in other income, for the three and nine months period, was primarily related to a settlement agreement we entered into with the former shareholders of Sherikon, Inc. Under the provisions of the settlement agreement, the principal amount of the subordinated note payable was reduced from $2.5 million to $1.35 million, and the Company paid the reduced note amount, without interest. The $933,000 in other income, related to the settlement agreement, consists of the $1.15 million reduction in the promissory note amount plus previously accrued interest net of legal expenses.


INTEREST EXPENSE, NET

     For the three month period ended September 30, 2004, interest expense, net of interest income, decreased $2.0 million, or 52.6%, to $1.8 million from $3.8 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest expense, net of interest income, decreased $4.8 million, or 46.2%, to $5.6 million from $10.4 million for the nine months ended September 30, 2003. The decrease in interest expense was due primarily to the repurchase of our 12% Notes and the refinancing of our Credit Facility. In December 2003, we reduced the balance of our 12% Notes to approximately $1.9 million from $75.0 million by utilizing the proceeds from the $150.0 million in the Term Loan B borrowings made under the Amended and Restated Credit Agreement of December 19, 2003, or the "2003 Amended and Restated Credit Agreement". In June 2004, we repurchased the remaining balance of $1.9 million of our 12% Notes. In conjunction with the repurchase in 2004, we paid a tender premium of approximately $113,000 which is included in interest expense for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the interest rate on the Term Loan B borrowings ranged from 3.73% to 3.11% compared to a range of 3.66% to 3.35% on the previous term loan for the same period in the prior year.

PROVISION FOR INCOME TAXES

     Our effective tax rate for the three months ended September 30, 2004 was 37.1% compared to an effective tax rate of 39.4% for the three months ending September 30, 2003. Our effective tax rate for the nine months ended September 30, 2004 was 37.2% compared to an effective tax rate of 39.0% for the nine months ended September 30, 2003. The 2004 effective tax rate reflects a benefit for federal credits from prior years, state legislative changes and a non-recurring benefit in the three months ended September 30, 2004 from nontaxable other income resulting from the settlement with the former owners of Sherikon, Inc. for which a deferred tax liability has not been recorded.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Nine Months Ended September 30, 2004 and 2003

     We generated $48.2 million and $40.8 million in cash from operations for the nine months ended September 30, 2004 and 2003, respectively. This increase in cash flows was primarily attributable to an improvement in net income. Total days sales outstanding, or "DSO," at September 30, 2004 increased to 70 days, from 67 days as of September 30, 2003. The increase in DSO during the period was due to the timing of receipt of payments from various government payment offices. Accounts receivable totaled $257.4 million at September 30, 2004 and represented 45.6% of total assets at that date. For the nine months ended September 30, 2004, net cash used for investing activities was $46.1 million, which was primarily attributable to approximately $29.1 million and $14.5 million used for the acquisitions of IMSI, and STI, respectively. For the nine months ended September 30, 2003, net cash used for investing activities was $94.6 million, of which approximately $92.4 million was used for the acquisition of ISI. Cash provided in financing activities was $10.5 million for the nine months ended September 30, 2004, primarily related to an increase in the Term Loan B borrowing. Cash provided by financing activities was $52.2 million for the nine months ended September 30, 2003, primarily due to the additional borrowings under the revolving loan portion of our Credit Facility for the acquisition of ISI.

     On September 30, 2004, the Company entered into a second amendment related to our Credit Agreement. This amendment provided an additional $16.1 million of borrowing by increasing our Term Loan B to $165 million, and lowered the interest rates on Term Loan B borrowings by 0.25%. At September 30, 2004, total debt outstanding under our Credit Facility was $165.0 million, all of which was related to our Term Loan B and zero outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of September 30, 2004 was $175.0 million. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B. In addition, we are scheduled to pay quarterly installments of approximately $412,500 under the Term Loan B until the Credit Facility matures on December 31, 2010. As of September 30, 2004, we did not have any capital commitments greater than $1.0 million.

     Prior to September 30, 2004, our 2003 Amended and Restated Credit Agreement dated as of December 19, 2003, provided among other things, a Term Loan B in the amount of $150.0 million with a maturity date of December 31, 2010 and for the extension of the maturity date of the revolving loan portion of our Credit Facility to December 31, 2008. In addition, the 2003 Amended and Restated Credit Agreement permits the Company to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. All borrowings under the 2003 Amended and Restated Credit Agreement are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA (as defined in the 2003 Amended and Restated Credit Agreement) and maximum ratio of senior debt to EBITDA. Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility.


     Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business, and timing of receipt of government payments. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under the revolving portion of our Credit Facility.

     We  have   relatively   low  capital   investment   requirements.   Capital
expenditures were $2.8 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively, primarily for leasehold improvements and office equipment.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     We use operating leases to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of September 30, 2004, we financed equipment with an original cost of approximately $18.2 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. Other than the operating leases described above, and facilities leases, we do not have any other off-balance sheet financing.

INFLATION

     We do not believe that inflation has had a material effect on our business in the three months ended September 30, 2004.

ITEM 3.           QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. In June 2004, we redeemed the remaining $1.9 million balance of our 12% Notes, which had a fixed interest rate of 12%. The interest rates on both the Term Loan B and the revolving loan portion of our Credit Facility are affected by changes in market interest rates. We manage these fluctuations by reducing the amount of outstanding debt through cash flow by focusing on billing and collecting our accounts receivable.

     During the nine months ended September 30, 2004, the last of our interest rate swap agreements, with a notional value of $10.0 million, matured. We are not currently contemplating any further interest rate swap agreements. However, as market conditions change, we will reevaluate our position.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $1.1 million and $316,000 for the nine months ended September 30, 2004 and 2003 respectively.

ITEM 4.           CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1. LEGAL PROCEEDINGS

     We are involved in various legal proceedings in the ordinary course of business.

     We cannot predict the ultimate outcome of these matters, but do not believe that such matters will have a material impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Anteon International Corporation Employee Stock Purchase Plan ("ESPP") became effective on April 1, 2004

     The Company has filed a Registration Statement on Form S-8 with the SEC to register 1.2 million shares of the Company's common stock under the ESPP. The table below details the total shares purchased to date under the plan:

                                                                                   (d) Maximum Number (or
                                                            (c) Total Number of      Approximate Dollar
                                                            Shares Purchased as    Value) of Shares that
                                         (b) Average          Part of Publicly       May Yet Be Purchased
                  (a) Total Number of     Price Paid per     Announced Plans or       Under the Plans or
Period              Shares Purchased          Share              Programs                 Programs
------              ----------------          -----              --------                 --------
July 1, 2004              14,668              $30.99               14,668                 1,185,332
Total                     14,668                                   14,668                 1,185,332




ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        NONE



ITEM 6.           EXHIBITS

                    10.1 Second  Amendment,  dated as of September  30, 2004, to the Amended and Restated Credit Agreement, dated as of December 19, 2003 among Anteon Corporation, Bank of America, N.A., and Citizens Bank of Pennsylvania.
                    31.1 Certification  of the Chief Executive  Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
                    31.2 Certification  of the Chief Financial  Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
                    32.1 Certification  of the Chief Executive  Officer pursuant to 18 U.S.C.  Section  1350,  as  adopted  pursuant  to
                         Section 906 of the Sarbanes-Oxley Act of 2002.
                    32.2 Certification  of the Chief Financial  Officer pursuant to 18 U.S.C.  Section  1350,  as  adopted  pursuant  to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ANTEON INTERNATIONAL CORPORATION


Date:  November 2, 2004         /s/ Joseph M. Kampf
       ----------------         ------------------------------------------------
                                 Joseph M. Kampf - President and
                                                   Chief Executive Officer



Date:  November 2, 2004          /s/ Charles S. Ream
       ----------------         ------------------------------------------------
                                  Charles S. Ream - Executive Vice President and
                                                    Chief Financial Officer