Form 10-K
period 2004-12-31
ANTEON INTERNATIONAL CORP
filed 2005-03-10
CIK 1163842

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K
(Mark One)
        |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $895,852,976 (based on the closing price of $32.62 per share on June 30, 2004, as reported by the New York Stock Exchange- Corporate Transactions). For this computation, the registrant excluded the market value of all shares of its common stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

    There were 36,279,355 shares of common stock outstanding as of March 2, 2005.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2005 Annual Meeting of
Shareholders                                                            Part III

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

     We derive substantially all of our revenues from contracts with the U.S. federal government and subcontracts under U.S. federal government prime contracts, and we believe that the success and development of our business will continue to depend on our successful participation in U.S. federal government programs. Accordingly, changes in U.S. federal government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our U.S. federal government contracting business are:

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

     We derive substantially all of our revenues from U.S. federal government contracts and subcontracts under U.S. federal government prime contracts that typically are awarded through competitive processes and span one or more base years and one or more option years. The option periods typically cover more than half of the contract's potential duration. U.S. federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract on short notice, with or without cause. A decision not to exercise option periods or to terminate contracts would reduce the profitability of these contracts to us.

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

     We enter into three principal types of contracts with the U.S. federal government: time and materials, cost-plus, and fixed price. For the year ended December 31, 2004, approximately 39% were time and materials, 34% of our U.S. federal contracts were cost-plus, and 27% were fixed price (a substantial majority of which were fixed price level of effort contracts, which have lower risk than other types of fixed price contracts). Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. There is financial risk to us should our costs to perform time and materials contracts exceed the negotiated hourly billing rates. Under cost-plus type contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling, funding has not been received or costs are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under fixed price contracts, we are required to perform the contract tasks at a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Fixed price contracts, in comparison to cost-plus contracts, typically offer higher profit opportunities because we bear the risk of cost-overruns and receive the benefit of cost savings. For all contract types, there is risk associated with the assumptions we use to formulate our pricing of the proposed work. In addition, when we serve as a subcontractor under our contracts, we are exposed to the risks of delays in payment from the prime contractor for the services we provide.

Risks under Multiple Award Indefinite  Delivery/Indefinite  Quantity  Contracts,
      GSA Schedule contracts and GWACs--Many of our U.S. federal government customers spend their procurement budgets through multiple award Indefinite Delivery/Indefinite Quantity Contracts, GSA Schedule contracts and GWACs under which we are required to compete for post-award orders.

     Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to increasingly purchase goods and services through multiple award Indefinite Delivery/Indefinite Quantity, or "ID/IQ," contracts, General Services Administration, or "GSA," Schedule contracts and other multiple award and/or Government Wide Acquisition Contracts, or "GWAC," vehicles. These contract vehicles have resulted in increased competition and pricing pressure requiring that we make sustained post-award efforts to realize revenues under the relevant contract. There can be no assurance that we will continue to increase revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

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

     Sales under contracts with the U.S. Department of Defense, including sales under subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 89% and 88% of our sales for the year ended December 31, 2004 and for the year ended December 31, 2003, respectively. The U.S. defense budget declined from time to time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused most defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we currently provide limited or no services. A change in the U.S. Presidential Administration or in the composition of Congress could also materially affect levels of support for military expenditures. A general significant decline in military expenditures could harm our operating results.

We are not able to guarantee that contract orders included in our estimated remaining contract value will result in actual revenues in any particular fiscal period or that the actual revenues from such contracts will equal our estimated remaining contract value.

     There can be no assurance that any contracts included in our estimated remaining contract value presented in this filing will result in actual revenues in any particular period or that the actual revenues from such contracts will equal our estimated remaining contract value. Further, there can be no assurance that any contract included in our estimated remaining contract value that generates revenue will be profitable. Our estimated remaining contract value consists of funded backlog, which is based upon amounts actually appropriated by a customer for payment of goods and services, and unfunded contract value, which is based upon management's estimate of the future potential of our existing contracts (including contract options) to generate revenues. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, there can be no assurances that all of such estimated remaining contract value will be recognized as revenue.

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

     Our continued success depends in large part on our ability to recruit and retain the technical personnel necessary to serve our customers effectively. Competition for skilled personnel in the information technology and systems engineering services industry is intense and technology service companies often experience high attrition among their skilled employees. Excessive attrition among our technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers' needs and constrain our future growth. In addition, we must often comply with provisions in U.S. federal government contracts that require employment of persons with specified levels of education, work experience and security clearances. The loss of any significant number of our existing key technical personnel or the inability to attract and retain key technical employees in the future could have a material adverse effect on our ability to win new business and could harm our operating results. There is also a risk that our efforts to hire personnel of our competitors or subcontractors or other persons could lead to claims being asserted against us that our recruitment efforts violate contractual arrangements or are otherwise wrongful.

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

     Certain government contracts require our facilities and some of our employees to maintain security clearances. If we lose or are unable to obtain required security clearances, the customer can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm our operating results.

Security Issues--Security breaches in sensitive government systems could result in the loss of customers and negative publicity.

     Many of the systems we develop involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental customers.

Customer Expectations--We could lose revenues and customers and expose our company to liability if we fail to meet customer expectations.

     We create, implement and maintain technology solutions that are often critical to our customers' operations. If our technology solutions or other applications have significant defects or errors or fail to meet our customers' expectations, we may:

     o lose future contract opportunities due to receipt of poor past performance evaluations from our customers;

     o have contracts terminated for default and be liable to our customers for reprocurement costs and other damages;

     o receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; and

     o suffer claims for substantial damages against us, regardless of our responsibility for the failure.

     While many of our contracts limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our customers, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs and may be a distraction to management.

Acquisition  Strategy--We   intend  to  pursue  future  acquisitions  which  may
      adversely affect our business if we cannot effectively integrate these new operations.

     We have completed and integrated eight strategic acquisitions since 1997. The U.S. federal government information technology solutions and systems engineering services industry remains fragmented, and we believe that acquisition and consolidation opportunities will continue to present themselves periodically. We intend to continue to selectively review acquisition candidates with a focus on companies with complementary skills or market focus. Our continued success may depend upon our ability to integrate any businesses we may acquire in the future. The integration of such businesses into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. Such difficulties of integration may include the coordination of geographically dispersed organizations, the integration of personnel with disparate business backgrounds and the reconciliation of different corporate cultures. In addition, in certain acquisitions, U.S. federal acquisition regulations may require us to enter into contract novation agreements with the government, a routinely time-consuming process. Government agencies may delay in recognizing us as the successor contractor in these situations, thereby possibly preventing our realization of some of the anticipated benefits of such acquisitions. There can be no assurance that acquired entities will operate profitably, that we will realize anticipated synergies or that these acquisitions will cause our operating performance to improve.

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

     In connection with our international operations (including international operations under U.S. government contracts), we are subject to risks associated with operating in and selling to foreign countries, including:

     o    compliance with the laws of the countries in which we operate;

     o    hyperinflation or political instability in foreign countries;

     o potential personal injury to our personnel who may be exposed to military conflict or other hostile situations in foreign countries;

     o    fluctuation in currency conversion to the U.S. dollar;

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

     As of December 31, 2004, our debt which includes capital lease obligations was $185.0 million. This level of debt could have important consequences. Below, we have identified some of the material potential consequences resulting from this amount of debt.

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

     We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of our Amended and Restated Credit Agreement, as amended, or "Credit Facility," limit, but do not prohibit us or our subsidiaries from doing so. As of December 31, 2004, our Credit Facility would have permitted additional borrowings of up to $292.1 million. If new debt is added by us or our subsidiaries, the related risks that we and they now face could increase.

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

     o    making investments, loans and advances;

     o    making capital expenditures;

     o    creating liens on our assets;

     o    issuing or selling capital stock of our subsidiaries;

     o transforming or selling assets currently held by us, including sale and lease-back transactions;

     o    modifying certain agreements, including those related to indebtedness;

     o    engaging in transactions with affiliates; and

     o    engaging in mergers, consolidations or acquisitions.

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

Item 1. BUSINESS

General

     We are a leading provider of information technology solutions and systems engineering and integration services to government customers as measured by revenue. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government customers with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. We have broad service competencies that include strengths in intelligence systems, emergency response management, logistics modernization, secure identification and access management solutions, training, platform and weapons systems engineering support, ballistic missile defense, healthcare services and government enterprise solutions.

     We currently serve over 1,000 U.S. federal government customers in more than 50 government agencies, as well as state and foreign governments. For the year ended December 31, 2004, approximately 89% of our revenues were derived from the Department of Defense, or "DOD," and DOD-related intelligence agencies, and approximately 10% from civilian agencies of the U.S. federal government, of which approximately 37% is derived from the Department of Homeland Security, or "DHS". For the year ended December 31, 2004, approximately 88% of our revenues were from contracts where we were the lead, or "prime," contractor on our projects. We provide our services under long-term contracts that have a weighted average term of 6 years, assuming the exercise of all potential contract options. Additionally, we had contracts with an estimated remaining contract value of $6.3 billion as of December 31, 2004, of which approximately $830.9 million is funded backlog.

     From January 1996 to December 31, 2004, we increased revenues from $141.8 million to $1.268 billion, at a compound annual growth rate of approximately 32%. Our revenues grew organically by 14.2% from 2003 to 2004 and 16.2% from 2002 to 2003. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods.

The U.S. Federal Government Technology Services Market

     The U.S. federal government is the largest single customer for information technology solutions and systems engineering services in the United States. It is anticipated that technology services spending will grow in the areas emphasized by the U.S. government's evolving military strategy, including homeland security, missile defense, information security, logistics management, systems modernization, weapon systems design improvements and military personnel training. Defense spending is projected to exceed $400.1 billion in government fiscal year 2005, a 6.5% increase over government fiscal year 2004. The President's proposed budget for government fiscal year 2006 includes defense spending of $419.3 million, a 4.8% increase over government fiscal year 2005, if adopted, would be the largest Department of Defense budget in history in actual dollars. The 2006 Department of Defense spending plan submitted to Congress includes a 25.5% increase over the next six years.

Government Contracts and Contracting

     The federal technology services procurement environment has evolved in recent years due to statutory and regulatory changes resulting from procurement reform initiatives. U.S. federal government agencies traditionally have procured technology solutions and services through agency-specific contracts awarded to a single contractor. However, the number of procurement contracting methods available to U.S. federal government customers for services procurements has increased substantially. Today, there are three predominant contracting methods through which government agencies procure technology services: traditional single award contracts, GSA Schedule contracts, and single and multiple award ID/IQ contracts.

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

     Single and multiple award ID/IQ contracts are contract forms through which the U.S. federal government creates preferred provider relationships with contractors. These umbrella contracts outline the basic terms and conditions under which the government may order services. An umbrella contract typically is managed by one agency, the sponsoring agency, and is available for use by any agency of the U.S. federal government. The umbrella contracts are competed within the industry and one or more contractors are awarded contracts to be qualified to perform the work. The competitive process for procurement of work to be performed under the contract, called task orders, is limited to the pre-selected contractor(s). If the ID/IQ contract has a single prime contractor, the award of task orders is limited to that single party. If the contract has multiple prime contractors, the award of the task order is competitively determined. Multiple-contractor ID/IQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as GWACs. Due to the lower cost, reduced procurement time, and increased flexibility of GWACs, there has been greater use of GWACs among many agencies for large-scale procurements of technology services.

Key Factors Driving Growth

     There are several key factors which we believe will continue to drive the growth of the U.S. federal technology services market and our business:

     o Increased Outsourcing. The downsizing of the U.S. federal government workforce, declining availability of information technology management skills among government personnel, and a corresponding growth in the backlog of software maintenance tasks at many government agencies are contributing to an increase in technology outsourcing. According to the Office of Management and Budget, spending on outsourced information technology solutions is projected to grow at a rate substantially faster than overall U.S. federal government information technology expenditures. In government fiscal year 2004, 82.5% of the U.S. federal government's total information technology solutions spending flowed to contractors. By government fiscal year 2009, this rate of outsourcing is projected to increase to 85.2% of total information technology spending.

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

     o Increased Spending on National Defense. National defense spending is projected to grow substantially over the next five years with the U.S. federal government increasing its commitment to strengthen the nation's security, defense and intelligence capabilities. The U.S. federal government is investing in improved homeland security, greater information systems security, more effective intelligence operations, and new approaches to warfare simulation training. Defense spending is projected to exceed $400.1 billion in government fiscal year 2005, an increase of almost 6.5% over government fiscal year 2004. The President's proposed budget for 2006 defense spending is $419.3 billion, a 4.8% increase over the government fiscal year 2005 budget and, if adopted, would be the largest defense budget in history in actual dollars.

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

     o Continuing Impact of Procurement Reform. Recent changes in U.S. federal procurement regulations have incorporated commercial buying practices, including preferred supplier relationships in the form of GWACs, into the government's procurement process. These changes have produced lower acquisition costs, faster acquisition cycles, more flexible contract terms, and more stable supplier/customer relationships. U.S. federal expenditures through GWACs has grown significantly over the past three years, and the GSA projects growth in Schedule contracts will average 13.4% annually over the next four years.

Our Capabilities and Services

     We are a leading provider of information technology solutions to government customers. We design, integrate, maintain and upgrade state-of-the art information systems for national defense, intelligence, emergency response and other high priority government missions. As a total solutions provider, we maintain the comprehensive information technology skills necessary to support the entire lifecycle of our customers' systems, from conceptual development through operational support. We provide requirements definition and analysis, process design or re-engineering, systems engineering and design, networking and communications design, COTS hardware and software evaluation and procurement, custom software and middleware development, system integration and testing, and software maintenance and training services. Depending upon customer needs, we may provide total system solutions employing our full set of skills on a single project, or we may provide more targeted, or "bundled," services designed to meet the customer's specific requirements. For example, we built, and continuously maintain and upgrade, the National Emergency Management Information System, or "NEMIS," an enterprise-wide management information system, for the U.S. Federal Emergency Management Agency, or "FEMA." This system has been procured in three phases: system definition and design, base system development and deployment, and upgrades to incorporate current web technology.

     We also are a leading provider of systems engineering and integration services to government customers, primarily within the defense community. We provide these defense customers with the systems analysis, integration and program management skills necessary to manage the continuing development of their mission systems, including ships, aircraft, weapons and communications systems. As a solutions provider in this market, we also maintain the comprehensive skills to manage the customer's system lifecycle. We provide mission area and threat analyses, research and development management, systems engineering and design acquisition management, systems integration and testing, operations concept planning, systems maintenance and training. For example, we provide threat analysis, operations concept planning and systems integration and testing for certain U.S. Navy systems, including the radar, missile and command and control systems, employed to protect its fleet from ballistic missile attack. Like information technology solutions, these skills may be procured as a comprehensive mission solution, or they may be procured as specially prescribed tasks.

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

INFORMATION TECHNOLOGY SOLUTIONS

     Intelligence Systems. We have more than ten years of experience in designing, developing and operating information systems used for intelligence missions. These missions focus on data and imagery collection, as well as information analysis and dissemination of information to the battlefield. An example of our working in this area includes:

     o Coalition Enterprise Regional Information Exchange System CENTRIXS and CENTRIXS N.A.T.O. Since 1993, through a series of contracts, we have provided services to the U.S., N.A.T.O., and other allied military forces with near-real-time correlated situation and order of battle information for threat analysis, target recommendations, indications and warnings. CENTRIXS is one of the most widely-used command, control, computers, communication and intelligence systems within the international intelligence community. We provide systems engineering and technical assistance, software development, configuration management, operational support and user training. This program recently has been expanded to include the deployment of new systems to Central Asia and additional system deployments to the coalition countries in the war on terrorism and Operation Iraqi Freedom.

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

     Logistics Modernization. We provide a wide range of logistics management information technology solutions, including process design and re-engineering, technology demonstrations, proof-of-concept systems development, new systems development and existing systems upgrades. Our working logistics modernization includes:

     o Joint Logistics Warfighting Initiative or "JLWI." Since March 2000, we have been providing process re-engineering system design, and database integration as we conduct a variety of customer directed process and technology experiments and demonstrations on the Joint Logistics Warfighting Initiative contract. JLWI represents the DOD's efforts focused on facilitating the military's logistics transformation and improving military readiness through business process improvements and the implementation of new and emerging technologies. We have developed a proof-of-concept for web enabling the military's legacy logistics systems in order to provide real-time visibility of logistics information on the battlefield, or the "JLWI Shared Data Environment." Third party independent validation and verification of the JLWI Shared Data Environment reflects that it has already gained significant support through its use by units in the U.S. and in overseas locations like Afghanistan and Kuwait.

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

     o Joint and Service Enterprise Information Technology Support. We have been providing Enterprise Information Technology support for numerous Joint and Service Commands, or the "Commands," for the past decade, both in the U.S. and in numerous locations abroad. Our support comprises all functions of the Enterprise, including telecommunications engineering, planning and operation, network development, administration and management, software life-cycle support, and business process engineering. Our employees deploy with the Commands during both peacetime operations and war and are making vital contributions to the Commands' capabilities to accomplish their missions. The supported Commands include U.S. Central Command and its Army, Third U.S. Army/ARCENT, and the U.S. Air Force, 9th U.S. Air Force/CENTAF, component commands, U.S. Army Forces Command, the U.S. Army Reserve Command, and the U.S. Army Network Engineering and Technology Command.

     o Coalition, Joint and Service Training Exercise Support Commands. We have been providing mission Exercise Program Support from the individual unit to multi-national coalition level. We plan events that prepare commanders and their staff to measure training proficiency, correct deficiencies, and prepare for wartime missions. We are adept at planning, implementing, and critiquing all aspects of these events to include augmentation with senior mentor and subject matter experts. We have planned every facet of the events to include logistical support, communications system planning and provisioning, and other support functions. These exercises have played a major part in preparation of United States and Coalition Forces to meet the global war on terrorism, and Operation Iraqi Freedom and DHS missions.

     Modeling, Simulation and Training. We provide a comprehensive set of information technology solutions and services to our customers, including computer-based training, web-based training, distance learning, interactive electronic technical manuals, performance support systems and organizational assessment methods. We provide service to the following programs:

     o Program Executive Office Simulation Training and Instrumentation, or "PEO STRI." Since January 2000, we have provided life cycle support for constructive training at fourteen U.S. Army Simulation and Training Command Simulation centers worldwide. We have more than 1,000 personnel supporting this program at more than 50 sites throughout the United States, Germany, Italy and South Korea. We provide exercise support for computer-driven and manual battle simulations, including planning, coordination, personnel support, instructional aid development, simulation training, database and scenario development and system integrity. We support a variety of mission specific simulations, providing highly qualified professionals who are certified in all aspects of simulation support, to each of the U.S. Army's Battle Simulation Centers.

     o Military Operations on Urban Terrain, or "MOUT." We have supported the U.S. Army's MOUT program since July 1997. Our support to MOUT primarily focuses on the design and instrumentation of the most advanced MOUT site in the world located at the Joint Readiness Training Center, Fort Polk, LA, as well as other sites worldwide. The site allows trainers to continuously observe, control, monitor and record the conduct of training. The system captures every second of a training exercise through the use of nearly 1,000 cameras tied together via a fiber optic backbone and high-speed local area network to the control room. The system is also designed to control targetry and multiple battlefield effects and has the flexibility to support both simulated fire and live fire exercises. We have also developed a mobile version of MOUT to facilitate training in the theater of operation. For example, two Mobile MOUT sites were ordered and delivered for use in Kuwait and Afghanistan in early 2003 to support operations in the global war on terrorism. During 2004, we delivered a Mobile MOUT site to the U.S. National Guard.

     Secure Identification and Access Management Solutions. Our position in this market provides us with capabilities in optical memory card technology, which is used primarily for high-capacity portable secure data storage and authentication through multiple biometrics. This capability, combined with our expertise in integrated circuit card technology, which is used primarily for access control and related transaction processing, positions us to capitalize on the growing demand in this market. Both of the secure identification and access control technologies are gaining significant and increased support with U.S. federal agencies, including the DOD, DHS and foreign governments.

     o Integrated Card Production System. We are the prime contractor for secure identification and border control card solutions for the DHS's Bureau of Citizenship and Immigration Services, or "BCIS." Through a contract with the BCIS, we provide the Permanent Resident Card solution, as well as the Department of State Border Crossing "LaserVisa" Card solution. To date, the U.S. federal government has procured over 23 million secure identification cards through this contract. We are positioned to grow from the expanding budget of DHS, as secure identification and credential card technologies proliferate within DHS and other U.S. federal government agencies.

     Healthcare Services. We deliver information technology solutions in healthcare programs for the Department of Defense, U.S. Army, U.S. Navy, U.S. Air Force and U.S. Marine Corps. Our support for medical research includes statistical analysis, data mining of complex medical databases and health surveillance. Our solutions for patient care include diagnostics, image processing, and medical records management.

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

SYSTEMS ENGINEERING AND INTEGRATION SERVICES

     Platform and Weapons Systems Engineering Support. We have more than 10 years experience in providing critical systems engineering and technology management services in support of defense platform and weapon systems programs. Our experience encompasses systems engineering and development, mission and threat analysis and acquisition management for the majority of U.S. Navy and U.S. Air Force weapon systems. We provide core systems engineering disciplines in support of most major surface ship and submarine programs as well as virtually all U.S. Air Force weapon systems.

     o    Secretary  of the Air  Force  Technical  and  Analytical  Support,  or
          "SAFTAS." In December 2000, we entered into a 15-year contract with the U.S. Air Force to provide technical and analytical support to the Headquarters Air Force and Secretary of the Air Force organizations. The contract includes support to the Assistant Secretary of the Air Force for Acquisition, the Joint Strike Fighter Program Office, the Under Secretary for Space, and all of the Program Executive Offices which oversee all aircraft, munitions, space and Command, Control, Computer, Communications, Intelligence, Surveillance and Reconnaissance systems. We provide program, budgetary, policy and legislative analysis, information technology services, systems engineering and technical management services for all major U.S. Air Force acquisition programs. We believe that this program, as well as similar programs for the U.S. Navy, will continue to experience growth as the Department of Defense plans for billions of dollars of system upgrades over the next decade.

     o Shipbuilding Engineering Support. For over twenty years, we have provided acquisition management and engineering support to the U.S. Navy's shipbuilding program offices. Today, this includes the AEGIS shipbuilding program, aircraft carrier program, all submarine programs and developmental programs such as the new DDX destroyer and the Littoral Combatant Ship. We also develop software serving the global ship design industry. In addition to support for customer acquisition offices and industry, we provide support for the ships during the in-service phase of their life cycle through multiple contracts. This includes installation support, refurbishment of equipment and provision of new software.

     o Research, Development, Test and Evaluation Support. We support various DOD laboratories and field activities in the provision of technology, testing, operation of facilities and general research and development, or "R&D," support. Our technologies range from the provision of advanced algorithms for the Virginia class submarines, software for decision support systems, video compression algorithms, advanced sonar concepts and unique software for technology assessment. We operate the U.S. Air Force Research Laboratory's Laser Facilities and conduct material testing on their behalf.

     Ballistic Missile Defense. We have more than a decade of experience in ballistic missile defense programs. We provide long-range planning, threat assessment, systems engineering and integration, acquisition support services and program management services.

     o Theater-Wide Ballistic Missile Defense or "TBMD." Since January 1999, we have supported the U.S. Navy by providing management, systems engineering and technical support to the TBMD program. We provide a broad range of support to develop, test, evaluate, and produce the U.S. Navy's future ballistic missile defense systems. Due to our U.S. Navy TBMD System experience, we were selected to provide similar support to the National Missile Defense program. We believe ballistic missile programs will experience near-and-long-term growth as the DOD moves forward to meet the U.S. federal government's mandate for a national missile defense system.

Our Growth Strategy

     Our goal is to become the first pure-play technology services company to be included in the top tier of government technology service providers. Our strategy to achieve this objective includes the following:

     o Continue to Increase Market Penetration. The U.S. federal government's continued movement towards using significantly larger, more comprehensive contracts, such as GWACs, has favored companies with a broad range of technical capabilities and proven track records. As a prime contractor on three of the four largest GWACs for information technology services based on overall contract ceiling value, we have benefited from these changes. We will continue to expand our role with current customers on existing programs while also pursuing new opportunities only available through these larger contracts.

     o Capitalize on Increased Emphasis on Information Security, Homeland Security and Intelligence. Defense spending is projected to exceed $400.1 billion in government fiscal year 2005, an increase of almost 6.5% over government fiscal year 2004, and is expected to reach $419.3 billion in government fiscal year 2006, a 4.8% increase over projected government fiscal year 2005 spending. Defense budgets are expected to grow by 25.5% over the next six years, based on the Department of Defense spending plan submitted to Congress. We believe that many of the key operational goals of the U.S. federal government correlate with our expertise, including developing a national missile defense system, increasing homeland security, protecting information systems from attack, conducting effective intelligence homeland security, protecting information systems from attack, conducting effective intelligence operations, and training for new approaches to warfare through simulation.

     o Capitalize on Growing Demand in the Secure Identification and Access Management Solutions Market. The use of credential card technologies for secure identification and access control solutions is rapidly gaining momentum with U.S. federal agencies, the DOD and foreign governments. These cards are used for cardholder authentication, physical access control and logical access control. Our position in this market provides us with a full range of capabilities to meet our customers' requirements. We have extensive experience with optical storage card technology, which is used primarily for authentication using biometrics and physical access control. This capability, combined with our expertise in integrated circuit card technology, used primarily for logical access control, uniquely positions us to capitalize on the growing demand in this market regardless of the application or credential card technology selected by customers.

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

     o Continue our Disciplined Acquisition Strategy. We employ a disciplined methodology to evaluate and select acquisition candidates. We have completed eight strategic acquisitions since 1997. Our industry remains  highly  fragmented  and we believe  the  changing  government procurement environment will continue to provide additional opportunities for industry consolidation. We will continue to selectively review acquisition candidates with complementary skills or market focus.

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

Acquisitions

     We employ a highly disciplined methodology to evaluate acquisitions. Since 1997 we have evaluated several hundred targets and have successfully completed and integrated eight strategic acquisitions. Each of these acquired businesses has been accretive to earnings, added to our technical capabilities and expanded our customer reach. The acquired businesses and their roles within our service offerings are summarized in the table below.


                                                                                                 Revenues prior to
  Year   Acquired Business                        Business Description                            acquisition(1)
 ------ -------------------  --------------------------------------------------------------  ---------------------
                                                                                                  ($ in millions)
1997        Vector Data    Intelligence collection, exploitation, and dissemination systems
              Systems                                                                             $      35.6
1998        Techmatics     Surface ship and combat systems and ballistic missile defense
                           program management                                                            56.7
1999        Analysis &     Undersea ship and combat systems, acoustical signal processing,
            Technology     modeling and simulation, information technology systems and
                           software design                                                              170.4
2000         Sherikon      Military healthcare services systems, networking and
                           communications systems                                                        62.7
2001      SIGCOM Training  Training simulation systems and services
                                                                                                         12.5
2003            ISI        Secure identification and access management solutions and military
                           logistics and training                                                       130.5
2004            STI        Modeling and simulation software solutions and services                       20.7
2004           IMSI        Information security and assurance, infrastructure security and
                           enterprise IT architecture                                                    31.7

--------------------------------------------------------
(1) Consolidated  revenue of acquired  business for its most recently  completed fiscal year ended prior to the acquisition date.


     In August 1997, we purchased Vector Data Systems, Inc., a supplier of specialized information systems and services for the collection, analysis and distribution of military intelligence data. In May 1998, we acquired Techmatics, Inc., an established provider of systems engineering and program management services for large-scale military system development, including the U.S. Navy's surface ship fleet, on-ship combat systems and missile defense programs. With the acquisition of Analysis & Technology, Inc., or "A&T," in June 1999, we expanded our customer base for systems engineering and program management services to the U.S. Navy's undersea systems and added important technical expertise in computer-based training, modeling, simulation and advanced signal processing. In October 2000, we purchased Sherikon, Inc., or "Sherikon," extending the reach of our information technology solutions to military healthcare delivery systems. In July 2001, we acquired the training division of SIGCOM, Inc. and increased the range of our information technology-enabled training solutions to include the realistic simulation of urban environments for the planning and preparation of overseas military operations. In May 2003, we purchased ISI, a provider of secure identification and access management solutions and military logistics and training to primarily the Department of Defense. In July 2004, we purchased Simulation Technologies, Inc., or "STI", a provider of modeling and simulation software solutions and services. In August 2004, we purchased Integrated Management Services, Inc., or "IMSI", a provider of information security and assurance services, infrastructure security and enterprise IT architecture.

Existing Contract Profiles

     We currently have a portfolio of more than 800 active contracts. Our contract mix for the year ended December 31, 2004 was 39% time and materials contracts, 34% cost-plus contracts and 27% fixed price contracts (a substantial majority of which were firm fixed price level of effort).

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

                           Contract Mix

                                                             Year End
------------------------------------------  ------------------------------------
                 Contract Type               2000    2001   2002   2003   2004
------------------------------------------  ------  -----  ------ ------ -------
Cost-Plus (CP)............................    41%     37%   35%    32%    34%
Time and Materials (T&M)..................    31%     34%   37%    38%    39%
Fixed Price (FFP).........................    28%     29%   28%    30%    27%

     Our contract mix changes from year to year depending on the contract mix of companies we acquire, as well as our efforts to obtain more time and materials and fixed price work. As a result of recent acquisitions, our contract mix has been more weighted towards cost-plus contracts.

     In addition to a wide range of single award contracts with defense, civil, state and local government customers, we also hold a number of multiple award omnibus contracts and GWACs that currently support more than 4,000 separate task orders. The broad distribution of contract work is demonstrated by the fact that no single award contract or task order accounted for more than 8% of our total 2004 revenue.

     Government Wide Acquisition Contracts. We are one of the leading suppliers of information technology services under GWACs, and a prime contractor for three of the four largest GWACs for information technology services as measured by overall contract ceiling value. These contract vehicles are available to any government customer and provide a faster, more-effective means of procuring contract services. For example, in December 1998, we were awarded Applications and Support for Widely-diverse End User Requirements, or "ANSWER", a 10-year multiple award contract with the GSA to provide highly technical information technology and systems engineering program support and infrastructure management. We have been awarded over 477 task orders to date under ANSWER, with an annualized revenue run rate as of the fourth quarter of fiscal 2004 of approximately $189.6 million. Currently, our total estimated remaining contract value for this contract is approximately $1.1 billion through December 2008. Listed below are the four largest GWACs.


                        Owning     Period of        Contract
Contract Name           Agency    Performance     Ceiling Value         Role
---------------------  -------- --------------- -----------------  -------------
ANSWER                   GSA      1998 - 2008     $25 billion          Prime
Millenia                 GSA      1999 - 2009     $25 billion      Subcontractor
Millenia Lite            GSA      2000 - 2010     $20 billion          Prime
CIO-SP II                NIH      2000 - 2010     $20 billion          Prime

     Listed below are our top programs by 2004 revenue, including single award and multiple award contracts. We are a prime contractor on each of these programs.

                          Top Programs by 2004 Revenue
                                 ($ in millions)

                                                                                              Estimated
                                                      Period of                               Remaining
      Programs                Customer               Performance         2004 Revenue       Contract Value    Contract Type
--------------------  -------------------  --------------------------  -----------------  ------------------  -----------------
ANSWER
(Multiple
Award Contract)                  GSA               1/1/99-12/31/08        $    189.6         $  1,107.7            T&M/FFP

GSA SCHEDULE
& BPAs                           GSA              10/30/96-09/21/08             92.0              402.9            T&M/FFP

SAFTAS                     U.S. Air Force         01/01/01-12/31/15             48.0              388.1              CP

STOC                          U.S. Army           12/21/00-12/20/08             42.6              263.5          CP/FFP/T&M

GSA PES Contract                 GSA              01/06/00-01/26/08             40.9              315.3            T&M/FFP

GSA-MOBIS                        GSA              11/21/97-09/30/07             40.2              258.0            T&M/FFP

Engineering and
Technical Services            U.S. Navy           07/16/02-01/15/08             28.6               77.0              CP

Naval Sea Systems
Command
(Multiple Award
Contract)                    U.S. Navy           04/02/01-03/31/16              28.3              478.2              CP

Foreign Military
Sales Logistic
Support                       U.S. Navy           03/25/98-03/24/08             27.3               21.8              CP

CENTRIX/LOCE            Department of Defense     12/01/02-09/27/09             23.8              149.9              CP


Subcontractors

     In fulfilling our contract obligations to customers, we may utilize the services of one or more subcontractors. The use of subcontractors to support bidding for and the subsequent performance of awarded contacts is a customary aspect of U.S. federal government contracting. Subcontractors may be tasked by us with performing work elements of the contract similar to or different from those performed by us or other subcontractors. For the year ended December 31, 2004, approximately 26% of our total direct costs resulted from work performed by subcontractors. As discussed further in "Risk Factors," if our subcontractors fail to satisfy their contractual obligations, our prime contract performance could be materially and adversely affected. To the extent subcontractor costs increase or decrease in the future, our operating profit margin percentage on contracts could be affected.

Estimated Remaining Contract Value and New Business Development

     On December 31, 2004, our estimated remaining contract value was $6.3 billion, of which $830.9 million was funded backlog. In determining estimated remaining contract value, we do not include any provision for an increased level of work likely to be awarded under our GWACs. The estimated remaining contract value is calculated as current revenue run rate over the remaining term of the contract. Our estimated remaining contract value consists of funded backlog which is based upon amounts actually appropriated by a customer for payment of goods and services and unfunded contract value which is based upon management's estimate of the future potential of our existing contracts to generate revenues for us. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, there can be no assurance that the unfunded contract value will be realized as contract revenue or earnings. In addition, almost all of the contracts included in estimated remaining contract value are subject to termination at the election of the customer.

                               ESTIMATED REMAINING CONTRACT VALUE
                                                                Estimated
  As of December 31,      Funded       Unfunded Contract        Remaining
                          Backlog           Value             Contract Value
--------------------  --------------  --------------------  ------------------
                                          (in millions)
2004 ..............     $     831         $    5,466          $      6,297
2003 ..............           661              4,948                 5,609
2002 ..............           418              3,868                 4,286
2001 ..............           309              3,217                 3,526
2000 ..............           308              2,560                 2,868


     From December 31, 1999 to December 31, 2004, our estimated remaining contract value, including IMSI and STI, increased at a 24% compound annual growth rate. We believe this growth demonstrates the effectiveness of our two-tiered business development process that management has developed to respond to the strategic and tactical opportunities arising from the evolving government procurement environment. New task order contract vehicles and major high-profile programs are designated strategic opportunities, and their pursuit and execution are managed centrally. A core team comprised of senior management and our strategic business unit heads makes all opportunity selection and resource allocation decisions. Work that can be performed under our many existing task order contract vehicles is designated a tactical opportunity, which is then managed and performed at the business unit level with support as needed from other company resources. All managers and senior technical personnel are encouraged to source new work, and incentives are weighted to ensure corporate objectives are given primary consideration.

Customers

     We provide information technology and systems engineering solutions to a highly diverse group of U.S. federal, state, local and international government organizations worldwide. Domestically, we service more than 50 agencies, bureaus and divisions of the U.S. federal government, including nearly all cabinet-level agencies and all branches of the military. For the year ended December 31, 2004, the U.S. federal government accounted for approximately 98% of our total revenues. International and state and local governments provided the remaining 2%. The DOD accounted for approximately 89% of our total revenues and services to U.S. federal civilian organizations were approximately 10%. Our largest customer group is the U.S. Navy, which accounted for approximately 45% of revenues during the year ended December 31, 2004, through 84 different U.S. Navy organizations.

     An account receivable from a U.S. federal government agency enjoys the overall credit worthiness of the U.S. federal government, even though each such agency has its own budget. Pursuant to the Prompt Payment Act, payments from government agencies must be made within 30 days of final invoice acceptance or interest must be paid.

Competition

     The federal information technology and systems engineering services industries are comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with a major presence throughout the U.S. federal government. Because of the diverse requirements of U.S. federal government customers and the highly competitive nature of large U.S. federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members on the basis of their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity.

     We frequently compete against well-known firms in our industry as a prime contractor. Obtaining a position as either a prime contractor or subcontractor on government-wide contracting vehicles is only the first step to ensuring a secure competitive position. Competition then takes place at the task order level, where knowledge of the customer and its procurement requirements and environment are keys to winning the business. We have been successful in ensuring our presence on GWACs and GSA Schedule contracts, and in competing for work under those contracts. Through the variety of contractual vehicles at our disposal, as either a prime contractor or subcontractor, we have the ability to market our services to any federal agency. Because of our extensive experience in providing services to a diverse array of federal departments and agencies, we have first-hand knowledge of our customers and their goals, problems and challenges. We believe this knowledge gives us a competitive advantage in competing for tasks and positions us well for future growth.

Employees

     As of December 31, 2004, we employed approximately 8,800 employees, 88% of whom were billable and 66% of whom held security clearances. Our workforce is well educated and experienced in the defense and intelligence sectors. Functional areas of expertise include systems engineering, computer science, business process reengineering, logistics, transportation, materials technologies, avionics and finance and acquisition management. None of our employees are represented by collective bargaining agreements.

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

ITEM 2. PROPERTIES

     Our headquarters are located in leased facilities in Fairfax, Virginia. In total, we lease approximately 1.4 million square feet of office, shop and warehouse space in over 100 facilities across the United States, Canada, the United Kingdom and Australia. We own an office building in North Stonington, Connecticut, which occupies 63,578 square feet of office space and which is currently being held for sale. We also have employees working at customer sites throughout the United States and in other countries.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various legal proceedings in the ordinary course of business.

     We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 22, 2004, a special meeting of our stockholders was held. The sole matter voted upon at the meeting was the approval and adoption of the Anteon International Corporation Employee Stock Purchase Plan. The voting results were as follows:

                  Votes For                        29,384,892
                  Votes Against                       230,050
                  Votes Abstaining                      4,564

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been publicly traded on the New York Stock Exchange, or the "NYSE," since March 11, 2002.

     The following table sets forth the high and low sale price per share of our common stock during the year ended December 31, 2004 and 2003 as reported by the NYSE.

                    2004
           Quarter Ended               High              Low
           ---------------------     ----------      ------------
           March 31                   $   37.00        $   27.01
           June 30                    $   33.62        $   28.75
           September 30               $   37.29        $   28.25
           December 31                $   43.16        $   35.70


                    2003
           Quarter Ended               High              Low
           ---------------------     ----------      ------------
           March 31                   $   25.85        $   20.00
           June 30                    $   29.50        $   21.86
           September 30               $   35.10        $   27.30
           December 31                $   38.95        $   30.71


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

     The Company has filed a Registration Statement on Form S-8 with the SEC to register 1.2 million shares of the Company's common stock under the Employee Stock Purchase Plan ("ESPP"), which was implemented on April 1, 2004. The table below details the shares purchased under the ESPP during certain periods:


                                                        Total Number of
                                                      Shares Purchased as      Maximum Number  of
                                         Average        Part of Publicly      Shared that May Yet Be
                   Total Number of     Prices Paid         Announced                Purchased
Period             Shares Purchased     per Share             Plan                Under the Plan
----------------  --------------------------------- ---------------------- --------------------------
July 1, 2004             14,668           $32.29               14,668                  1,185,332
October 1, 2004          16,262           $37.20               16,262                  1,169,070
                    -----------                           -----------            ---------------
2004 Total               30,930                                30,930                  1,169,070
                    ===========                           ===========            ===============

     As of March 2, 2005, the number of stockholders of record of our common stock was approximately 371.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. These results are not necessarily indicative of the results that may be expected for any future period and are not comparable between prior periods as a result of business acquisitions consummated in 2000, 2001, 2003, and 2004. Results of operations of these acquired businesses are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition.

     You should read the selected consolidated financial data presented below in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business" and our consolidated financial statements and the related notes thereto appearing elsewhere in this filing.




                                                                            Year ended December 31,

                                                     2000               2001            2002            2003              2004
                                                    ------             ------          ------          ------            ------
                                                             (in thousands, except per share data and percentages)
Statements of operations data:
Revenues..................................       $    542,807      $    715,023     $  825,826      $  1,042,474     $   1,268,139
Costs of revenues.........................            474,924           627,342        711,328           897,264         1,093,470
                                                 --------------    --------------   ------------    -------------    --------------


Gross profit..............................             67,883            87,681        114,498           145,210           174,669
General and administrative expenses,
  including acquisition related costs.....             38,592            51,442         48,197            58,647            65,964
Amortization of non-compete agreements ...                866               349             --               101               167
Goodwill amortization.....................              4,714             6,704             --                --                --
Other intangibles amortization............              2,673             2,321          1,907             2,349             2,509
                                                 ------------      ------------     ----------      ------------     -------------

Operating income .........................             21,038            26,865         64,394            84,113           106,029
Other Income..............................                 --                --            417                --               973
Gains on sales and closures of business...                 --             4,046             --                --                --
Secondary offering expenses...............                 --                --             --               852               240
Interest expense, net of interest
  income..................................             26,513            26,353         21,626            24,244             7,769
Minority interest in (earnings) losses of
  subsidiaries.... .......................                 32              (38)           (18)              (54)              (72)
                                                 --------------    --------------   ------------    -------------    --------------

Income (loss) before provision for (benefit
  from) income taxes .....................            (5,443)             4,520         43,167            58,963            98,921
Provision for (benefit from) income
  taxes...................................              (153)             4,602         16,723            22,773            37,116
                                                 --------------    --------------   ------------    -------------    --------------


     Net income (loss)....................       $    (5,290)      $       (82)     $   26,444      $     36,190     $      61,805
                                                 ==============    ==============   ============    =============    ==============

Basic earnings (loss) per  common share          $     (0.22)      $     (0.01)     $     0.82      $       1.04     $        1.73
                                                 ==============    ==============   ============    =============    ==============

     Weighted average shares outstanding..             23,787            23,787         32,163            34,851            35,717

Diluted earnings (loss) per  common share        $     (0.22)      $     (0.01)     $     0.78      $       0.98     $        1.66
                                                 ==============    ==============   ============    =============    ==============

     Weighted average shares outstanding..             23,787            23,787         34,022            36,925            37,267

Other data:
EBITDA (a)................................       $     36,347      $     47,357     $   70,994      $     90,097     $     113,382
EBITDA margin (b).........................               6.7%              6.6%           8.6%              8.6%              8.9%
Cash flow from (used in) operating
  activities..........                           $     17,101      $     37,879     $  (1,722)      $     37,443     $      18,244
Cash flow used in investing activities....           (28,912)           (1,707)        (1,423)          (95,431)          (47,878)
Cash flow from (used in) financing
  activities..........                                  12,036          (35,676)          5,481            55,810            31,649
Capital expenditures......................              6,584             2,181          3,225             3,049             3,963
Balance sheet data (as of December 31):
Current assets............................       $    148,420      $    144,418     $  208,396      $    244,591     $     338,604
Working capital (c).......................             56,841            27,559         80,390           105,287           169,160
Total assets..............................            324,423           306,651        364,692           479,280           613,426
Long-term debt, including current
  portion.............                                237,695           202,905        105,701           158,776           184,388
Stockholders' equity (deficit)............            (1,576)           (3,442)        128,829           174,492           247,276

(a)  "EBITDA", as defined,  represents income before income taxes, depreciation,  amortization and net interest expense. EBITDA is a supplemental  financial  measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with U. S. generally accepted accounting  principles "GAAP"). We believe that EBITDA is a useful  supplement to net income and other income  statement data because it is used by some investors in  understanding  and measuring a company's cash flows generated from operations that are available for taxes, debt service and capital expenditures.
     However,  all companies do not calculate EBITDA in the same manner,  and as a result,  the EBITDA measures presented may not be comparable to similarly titled measures of other companies. The computations of EBITDA are as follows:




                                                                               Year ended December 31,

                                                                 2000         2001        2002         2003         2004
                                                                ------       ------      ------       ------       ------
                                                                                  ($ in thousands)
       Net income (loss)..........................          $   (5,290)  $     (82)  $    26,444  $   36,190   $   61,805
       Provision for (benefit from) income tax                    (153)       4,602       16,723      22,773       37,116
       Interest expense, net of interest income...               26,513      26,353       21,626       24,244       7,769
       Depreciation...............................                7,024       7,110        4,294        4,440       4,016
       Amortization...............................                8,253       9,374       1,907        2,450        2,676
                                                            -----------  ----------  ----------   ----------   ----------
       EBITDA.....................................          $    36,347  $   47,357  $    70,994  $   90,097   $  113,382
                                                            ===========  ==========  ===========  ==========   ==========

       Net income (loss) margin (d)...............               (1.0%)      (0.1%)         3.2%        3.5%         4.9%
       EBITDA margin (b)..........................                 6.7%        6.6%         8.6%        8.6%         8.9%

(b)  EBITDA margin represents EBITDA calculated as a percentage of total revenues.

(c) Working Capital is equal to current assets minus current liabilities.

(d)  Net income margin represents net income calculated as a percentage of total revenues.

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

General

     We are a leading provider of information technology solutions and systems engineering and integration services to government customers as measured by revenue. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government customers with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations.

     We have a broad customer and contract base and a diverse contract mix. We currently serve over 1,000 U.S. federal government customers in more than 50 government agencies, as well as state and foreign governments. For the year ended December 31, 2004, approximately 89% of our revenue was derived from contracts with the DOD and intelligence agencies, and approximately 10% from civilian agencies of the U.S. federal government. For the year ended December 31, 2004, approximately 88% of our revenue was from contracts where we were the lead, or "prime," contractor. Our diverse contract base has approximately 800 active contracts and more than 4,000 active task orders. For the year ended December 31, 2004, our largest contract or task order accounted for approximately 8% of our revenues. We have a diverse mix of contract types, with approximately 39%, 34%, and 27% of our revenues for the year ended December 31, 2004 derived from time and materials, cost-plus and fixed price contracts, respectively. We generally do not pursue fixed price software development contracts that may create financial risk. Additionally, we have contracts with an estimated remaining contract value of $6.3 billion as of December 31, 2004, of which $830.9 million is funded backlog. Our contracts have a weighted-average term of approximately 6 years. From December 31, 1999 to December 31, 2004, our estimated remaining contract value increased at a 25.2% compounded annual growth rate, including the effect of acquisitions.

Description of Critical Accounting Policies

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollected accounts receivable, contingent liabilities, revenue recognition, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, costs of revenues, goodwill impairment, long-lived assets and identifiable intangible asset impairment and business combinations.

Revenue Recognition

     During the year ended December 31, 2004, we estimate that approximately 98% of our revenues were derived from services and approximately 2% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost plus type contracts, which are referred to as cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate for the company. For the years ended December 31, 2004 and 2003, revenue for award fees accrued under cost-plus award fee type contracts was $5.6 million and $2.5 million, respectively. Under substantially all fixed price contracts, which are predominantly level of effort contracts, revenues are recognized using the cost-to-cost method for all services provided. For non-service related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate our contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

     We recognize revenues under our U.S. federal government contracts when a contract is executed, the contract price is fixed and determinable, delivery of the services or products has occurred, the contract is funded and collectibility of the contract price is considered probable. Our contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time, we may proceed with work on unfunded portions of existing contracts based on customer direction pending finalization and signing of contractual funding documents. We have an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

     We recognize revenues under our cost based U.S. federal government contracts based on allowable contract costs, as mandated by the U.S. federal government's cost accounting standards. The costs we incur under U.S. federal government contracts are subject to regulation and audit by certain agencies of the U.S. federal government. Historically, contract cost disallowances resulting from government audits have not historically been significant. Our incurred costs have been audited through 2002.

     Contract revenue recognition inherently involves estimation. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise our estimated total revenue or costs. Typically, these revisions relate to contractual changes. To the extent that a revised estimate affects contract revenue or profit previously recognized, we record the cumulative effect of the revision in the period in which it becomes known. In addition, the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known. We may be exposed to variations in profitability if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 39% time and materials, 34% cost-plus and 27% fixed price (a substantial majority of which are firm fixed price level of effort) during the year ended December 31, 2004. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts with the U.S. federal government, operating profits are statutorily limited to 10% but typically range from 3% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

     We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion issues may arise, which would lead to accounts receivable not being fully collected.

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

Goodwill Impairment
-------------------

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $242.1 million and $212.2 million as of December 31, 2004 and 2003, respectively. The majority of the increase in goodwill in 2004 was related to the acquisitions of STI and IMSI in July and August 2004, respectively.

     We completed our annual impairment analyses as of September 30, 2004 and 2003, noting no indications of impairment for any of our reporting units. As of December 31, 2004, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our planned annual test as of September 30, 2005.

Long-Lived Assets and Identifiable Intangible Asset Impairment
--------------------------------------------------------------

     The carrying amount of long-lived assets and identifiable intangible assets was approximately $24.1 million and $17.9 million at December 31, 2004 and 2003, respectively. Of the $24.1 million at December 31, 2004, approximately $8.0 million of the assets are related to our recent acquisitions of STI and IMSI. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in U.S. federal government appropriations or funding of certain programs, or other similar events. None of these events occurred for the year ended December 31, 2004. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability. During the year ended December 31, 2003, we recognized an impairment charge of approximately $135,000, included in general and administrative expenses in the accompanying consolidated statement of operations, to write-down the carrying value of a building held for sale to its estimated fair market value.

     In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on our ability to maintain our customers and the continued funding of our contracts and tasks by the government. Over the past four years, we have been able to win the majority of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions, which have generally resulted in either maintaining or improving margins on our contracts and tasks. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

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

Statements of Operations
------------------------

     The following is a description of certain line items from our audited consolidated statements of operations, which include the acquisitions of IMSI, STI and ISI since the dates of the acquisitions.

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

     Amortization expenses relate to the costs associated with intangible assets from our acquisitions. These intangible assets represent the fair value assigned to contract backlog and customer relationships as part of our acquisitions. Amortization expenses also include costs associated with certain non-compete agreements related to the ISI acquisition.

     Other income is from non-core business items such as gains on the sales of businesses, fair market value adjustments to the retirement savings plan and a settlement agreement we entered into with the former owners of Sherikon, which resulted in our paying a reduced amount of the subordinated note payable.

     Secondary offering expenses relate to costs associated with the selling of our common stock in underwritten offerings during the years ended December 31, 2003 and 2004. The Company sold no shares and received no proceeds in these offerings. Therefore, we were required to classify the related costs as expenses.

     Interest expense is primarily related to our term loans and revolving Credit Facility, our subordinated debt, our 12% senior subordinated notes which were due in 2009, or the "12% Notes", interest rate swaps and amortization of deferred financing costs. None of our 12% Notes remained outstanding after June 2004.

Funded Backlog and Estimated Remaining Contract Value
-----------------------------------------------------

     Each year a significant portion of our revenue is derived from existing contracts with our government customers, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. Historically, we believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted. We have increased our estimated remaining contract value by approximately $688 million, from $5.6 billion as of December 31, 2003, to $6.3 billion at December 31, 2004, of which approximately $830.9 million was funded backlog as of December 31, 2004. Funded backlog increased approximately $169.8 million to $830.9 million at December 31, 2004, from $661.1 million as of December 31, 2003.

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

         Acquisitions, Divestitures and Business Closures

     The following table summarizes our acquisitions, divestitures and business closures since January 2002.

                                                                                          Revenues for the most
                                                                                        recently completed twelve
                                                                                         month period ended prior
                 Name                          Status           Acquisition Date             to acquisition
------------------------------------------ ------------  ---------------------------  --------------------------------
                                                                                             (in thousands)
ACQUISITIONS
   ISI...................................     Acquired              May 2003                $    130,500
   STI...................................     Acquired              July 2004               $     20,686
   IMSI..................................     Acquired             August 2004              $     31,715


                                                                                        Revenues for the twelve
                                                                                         months ended prior to
                 Name                         Status       Divestiture/Closure Date     divestiture/closure
------------------------------------------ ------------  ---------------------------  --------------------------------
                                                                                             (in thousands)
DIVESTITURES/CLOSURES
   DisplayCheck..........................      Sold               April 2002                 $       270


Acquisitions

     We have completed and integrated eight strategic acquisitions since 1997. Since January 2002, we have acquired three businesses: Information Spectrum, Inc., Simulation Technologies Inc., and Integrated Management Services, Inc.

     Information Spectrum, Inc. - On May 23, 2003, we purchased all of the outstanding stock of ISI, a provider of credential card technologies and military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $92.4 million including transaction costs. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $4.8 million of contracts and related customer relationships and $500,000 for the value of a non-compete agreement. The value of the contracts and related customer relationships is based, in part, on an independent appraisal and other studies performed by us. Goodwill recognized from this acquisition was approximately $74.3 million and was not deductible for tax purposes. At the time of the acquisition, the contracts and related customer relationships had an expected useful life of approximately 5.3 years. The non-compete agreement is being amortized straight-line over the three year term of the agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized.

     Simulation Technologies, Inc. - On July 27, 2004, we purchased all of the outstanding stock of Simulation Technology Inc., or "STI", a provider of modeling and simulation software solutions and services, based in San Antonio, Texas, for a total purchase price of $15.1 million (net of cash acquired), including transaction costs. We financed the acquisition through borrowings under our existing Credit Facility. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $2.6 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by us. Goodwill recognized from this acquisition was approximately $9.5 million and is not deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized. Pursuant to the requirements of SFAS No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a significant acquisition, and therefore, pro forma disclosures are not presented in the audited consolidated financial statements.

     Integrated Management Services, Inc. - On August 11, 2004, we purchased all of the outstanding stock of Integrated Management Services, Inc., or "IMSI", a provider of high end, mission critical information and securities solutions, based in Arlington, Virginia, for a total purchase price of $29.1 million, including transaction costs. We financed the acquisition through borrowings under our existing Credit Facility. Under the terms of the stock purchase agreement, we may be obligated to pay up to $2.0 million of additional consideration if certain milestones are met by June 30, 2005. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $5.9 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by us. Goodwill recognized from this acquisition was approximately $20.7 million and is deductible for tax purposes due to a tax code election made at the time of the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized. Pursuant to the requirements of SFAS No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a significant acquisition, and therefore, pro forma disclosures are not presented in the audited consolidated financial statements.

Divestitures/Closures

     DisplayCheck--Through our acquisition of A&T in June 1999, we acquired expertise in electronic testing of liquid crystal displays and other microdisplay products that utilize liquid crystal on silicon technologies. This newly emergent market was pursued to determine business feasibility. While we were successful in generating a limited amount of revenue from our test equipment products, we decided not to make any further investments in this market. Operations ceased in August 2001. Operating losses of $407,000 on revenues of $664,000 were incurred in the year ended December 31, 2001. DisplayCheck generated an operating loss of $15,000 on revenue of $703,000 in 2000. On April 3, 2002, we sold all of the assets and transferred certain liabilities of the business for an aggregate sale price of $200,000.

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

     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to revenues during the period shown:

                                                                          Years Ended
                                     ------------------------------------------------------------------------------------
                                                                         December 31,
                                                 2004                         2003                        2002
                                     ----------------------------  --------------------------  --------------------------
                                                              (in thousands, except percentages)
Revenues                             $   1,268,139        100.0%     $1,042,474       100.0%     $   825,826       100.0%
Costs of revenues.............           1,093,470          86.2        897,264         86.1         711,328         86.1
                                     -------------   -----------  ------------- ------------   ------------- ------------
   Gross profit...............             174,669          13.8        145,210         13.9         114,498         13.9
Costs and expenses:..........
   General and administrative.              65,964           5.2         58,647          5.6          48,197          5.8
   Amortization...............               2,676           0.2          2,450          0.2           1,907          0.3
                                     -------------   -----------  ------------- ------------   ------------- ------------
Total operating expenses.........           68,639           5.4         61,097          5.8          50,104          6.1
                                     -------------   -----------  ------------- ------------   ------------- ------------
Operating income..............             106,029           8.4         84,113          8.1          64,394          7.8
Other income, net.............                 973            --           --             --             417           --
Secondary offering expenses                    240            --            852          0.1              --           --
Interest expense, net.........               7,769           0.7         24,244          2.3          21,626          2.6
Minority interest.............                (72)            --           (54)           --            (18)           --
                                     -------------   -----------  ------------- ------------   ------------- ------------

Income before provision for
     income taxes.............              98,921           7.8         58,963          5.7          43,167          5.2
Provision for income taxes....              37,116           2.9         22,773          2.2          16,723          2.0
                                     -------------   -----------  ------------- ------------   ------------- ------------
Net income ...................       $      61,805          4.9%  $      36,190         3.5%   $      26,444         3.2%
                                     =============   ===========   ============ ============    ============ ============


2004 COMPARED WITH 2003

Revenues

     For the year ended December 31, 2004, revenues increased by $225.7 million, or 21.6%, to $1.268 billion from $1.042 billion for the year ended December 31, 2003. The increase in revenues was attributable to organic growth and the acquisitions of STI and IMSI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the year ended December 31, 2004, our organic growth was 14.2%, or $146.3 million. The acquisitions of STI and IMSI accounted for approximately $20.8 million of the revenue growth for the year ended December 31, 2004. The increase in revenues attributable to organic growth was primarily driven by growth in the following business areas: task orders in support of a wide range of federal government agencies under our GSA ANSWER and Management and Business Services (MOBIS) contracts; Engineering and Technical Services for Deploying Enabling Technologies with the U.S. Navy; engineering and technical support to the U.S. Army's "Program Executive Office for Simulation, Training and Instrumentation"; Foreign Military Sales Logistics support; and task orders under our Naval Sea Systems Command (NAVSEA) Multiple Award Contract.

Costs of Revenues

     For the year ended December 31, 2004, costs of revenues increased by $196.2 million, or 21.9%, to $1.093 billion from $897.3 million for year ended December 31, 2003. The increase in costs of revenues was due in part to the corresponding growth in revenues resulting from organic growth and the acquisition of STI and IMSI and the increase in employee headcount. The majority of the increase in costs of revenues for the year ended December 31, 2004 was due to increases of $78.1 million and $76.5 million in direct labor and other direct contract costs, respectively.

Gross Profit

     For the year ended December 31, 2004, gross profit increased by $29.5 million, or 20.3%, to $174.7 million from $145.2 million for the year ended December 31, 2003. Gross profit for the year ended December 31, 2004, as a percentage of revenues remained relatively consistent.

General and Administrative Expenses

     For the year ended December 31, 2004, general and administrative expenses increased $7.3 million, or 12.5%, to $66.0 million from $58.6 million for the year ended December 31, 2003. General and administrative expenses for the year ended December 31, 2004, as a percentage of revenues, decreased to 5.2% from 5.6%. This decline in the percentage of revenues was driven primarily by operational cost efficiencies achieved in connection with acquisitions and their successful integration. The dollar increase was primarily attributable to the corresponding growth in revenues and additional expenses related to compliance with provisions of, and rules promulgated in connection with, Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization

     For the year ended December 31, 2004, amortization expenses increased $226,000, or 9.2%, to $2.7 million from $2.5 million for the year ended December 31, 2003. The increase in amortization expense was a result of additional amortization related to intangible assets acquired in connection with the purchase of STI and IMSI.

Operating Income

     For the year ended December 31, 2004, operating income increased $21.9 million, or 26.1%, to $106.0 million from $84.1 million for the year ended December 31, 2003. The increase in operating income was primarily a result of the corresponding increase in revenues. Operating income as a percentage of revenues increased to 8.4% for the year ended December 31, 2004 from 8.1% for the year ended December 31, 2003. The increase in the percentage of revenues was driven by the decline in the general and administrative expenses as a percentage of revenues.

Other Income

     For the year ended December 31, 2004, other income was $973,000 as compared to zero for the year ended December 31, 2003. The increase in other income was primarily related to a settlement agreement we entered into in July 2004 with the former owners of Sherikon, a company we acquired in October 2000. Under the provisions of the settlement agreement, the principal amount of the subordinated note payable was reduced from $2.5 million to $1.35 million, and we paid the reduced note amount, without interest. This resulted in other income of approximately $899,000, net of legal expenses.

Interest Expense, Net

     For the year ended December 31, 2004, interest expense, net of interest income, decreased $16.5 million, or 68.0%, to $7.7 million from $24.2 million for the year ended December 31, 2003. The decrease in interest expense was primarily due to the repurchase of our 12% Notes and the refinancing of our Credit Facility. In December 2003, we reduced the balance on our 12% Notes to approximately $1.9 million from $75.0 million by utilizing the proceeds from the $150.0 million in Term Loan B borrowings made under the Credit Facility. In June 2004, we repurchased the remaining $1.9 million principal amount outstanding of our 12% Notes. In conjunction with the repurchase in 2004, we paid a tender premium of $113,000 which was included in interest for 2004. In 2003, we incurred a $7.2 million bond premium and consent payment, $300,000 of fees and wrote off $2.6 million of deferred financing fees to interest expense.

Secondary Offering Expenses

     On October 29, 2004, affiliates of and companies managed by Caxton-Iseman Capital, Inc., including Azimuth Technologies, L.P., Azimuth Tech II LLC and Frederick J. Iseman, which we refer to collectively as the "Caxton-Iseman Stockholders", sold 3,600,000 shares of our common stock in an underwritten offering pursuant to a shelf registration statement on Form S-3 filed with the SEC (Commission File No. 333-111249). Neither we nor any of our executive officers participated in the sale of shares in this offering. In connection with this offering, we incurred $240,000 of expenses for the year ended December 31, 2004, for which we were not reimbursed in accordance with the terms of our registration rights agreement with certain of our stockholders, as amended.

     On September 22, 2003, certain of our stockholders, including Caxton-Iseman stockholders, sold 6,600,000 shares of our common stock in an underwritten offering pursuant to a registration statement on Form S-3 filed with the SEC (Commission File Nos. 333-108147 and 333-108858). In the fourth quarter of 2003, the underwriters of this offering partially exercised their over-allotment option with respect to additional shares held by the selling stockholders. As a result, on October 16, 2003, certain of the selling stockholders sold an additional 297,229 shares of our common stock in a second closing pursuant to the same underwritten offering. In connection with this offering, we incurred approximately $852,000 of expenses for the year ended December 31, 2003, which amounts were reimbursed by certain of the selling stockholders and recorded by us as an expense and a contribution to additional paid-in capital.

Provision For Income Taxes

     Our effective tax rate for the year ended December 31, 2004 was 37.5%, compared with 38.6% for the year ended December 31, 2003. The 2004 effective tax rate reflects a benefit for federal research and experimentation credits from amending prior years tax returns, state legislative changes and a non-recurring benefit from nontaxable other income resulting from the settlement with the former owners of Sherikon, which resulted in a stock basis difference, for which a deferred tax liability was not required to be recorded.

2003 COMPARED WITH 2002

Revenues

     For the year ended December 31, 2003, revenues increased by $216.6 million, or 26.2%, to $1.0 billion from $825.8 million for the year ended December 31, 2002. The increase in revenues was attributable to organic growth and the acquisition of ISI. For the year ended December 31, 2003, our organic growth was 16.2%, or $134.2 million. The acquisition of ISI accounted for approximately $82.5 million of the growth for the year ended December 31, 2003. The increase in revenue was primarily driven by growth in the following contracts: SAFTAS, Battlefield Information Collection Exploitation Systems, contracts with the U.S. Army for military operations on urban terrain, ANSWER, our Professional Engineering Services schedule contract, our other GSA contracts, and contracts with DHS. In 2003, approximately 3% of our revenues were derived from DHS. In addition, our revenues derived from DOD increased from approximately 78% in 2002 to 88% in 2003.

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

General and Administrative Expenses

     For the year ended December 31, 2003, general and administrative expenses increased $10.4 million, or 21.6%, to $58.6 million from $48.2 million for the year ended December 31, 2002. General and administrative expenses for the year ended December 31, 2003, as a percentage of revenues, decreased to 5.6% from 5.8%. This decline in the percentage of revenues was driven primarily by operational cost efficiencies achieved in connection with the ISI acquisition and its successful integration. The dollar increase was primarily attributable to the corresponding growth in revenues.

Amortization

     For the year ended  December  31,  2003,  amortization  expenses  increased
$500,000, or 28.5 %, to $2.4 million from $1.9 million for the year ended December 31, 2002. The increase in amortization expense was a result of additional amortization related to intangible assets acquired in connection with the purchase of ISI and a related non-compete agreement. As a result of the increase in revenues, amortization expense as a percentage of revenues decreased.

Operating Income

     For the year ended December 31, 2003, operating income increased $19.7 million, or 30.6%, to $84.1 million from $64.4 million for the year ended December 31, 2002. The increase in operating income was primarily a result of the corresponding increase in revenues. Operating income as a percentage of revenues increased to 8.1% for the year ended December 31, 2003 from 7.8% for the year ended December 31, 2002. The increase in the percentage of revenues was driven by the decline in the percentage of general and administrative expenses as a percentage of revenues.

Interest Expense, Net

     For the year ended December 31, 2003, interest expense, net of interest income, increased $2.6 million, or 12.1%, to $24.2 million from $21.6 million for the year ended December 31, 2002. The increase in interest expense was primarily a result of a $7.2 million bond premium and consent payment we incurred in connection with our tender offer in December 2003 for our 12% Notes. Excluding the interest expense related to our refinancing including the $7.2 million bond premium and consent payment for our 12% Notes, the write off of $2.6 million of deferred financing fees, and $300,000 of fees, interest expense for the year ended December 31, 2003 would have been approximately $14.1 million, which would have represented a 35% decrease from 2002. Our debt balance as of December 31, 2003 exceeds the debt balance as of December 31, 2002. The debt balance increased due to $150.0 million in new term loan borrowings made under the Credit Facility offset, in part, by the repayment of approximately $18.4 million in existing term loans and $73.1 million in our 12% Notes. This amendment and restatement is discussed further in "Liquidity and Capital Resources".

Secondary Offering Expenses

     In connection with an underwritten offering of approximately 6,900,000 shares of our common stock by certain of our stock holders, we incurred approximately $852,000 of expenses for the year ended December 31, 2003, which amounts were reimbursed by certain of the selling stockholders and recorded by us as a contribution to additional paid-in capital.

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

Liquidity and Capital Resources

Cash Flow for the Years Ended December 31, 2004 and 2003

     We generated $18.2 million in cash from operations for the year ended December 31, 2004. By comparison, we generated $37.4 million in cash from operations for the year ended December 31, 2003. Accounts receivable Days Sales Outstanding, or "DSO", increased to 82 days for the year ended December 31, 2004 from 71 days for the year ended December 31, 2003. The 11 day increase in DSO is largely the result of payment delays related to customer process changes. Contract receivables increased $94.4 million to $317.3 million for the year ended December 31, 2004 as compared to $222.9 million for the year ended December 31, 2003. Accounts receivable at December 31, 2004 represented 51.7% of total assets at that date. As a result of our acquisitions of STI and IMSI, accounts receivable increased by approximately $10.9 million. The remaining increase was attributable to the overall growth of our business and the increase in DSO. For the year ended December 31, 2004, net cash used in investing activities was $47.9 million, which was attributable primarily to our acquisitions of STI and IMSI. Cash provided by financing activities was $31.7 million for the year ended December 31, 2004, primarily related to the borrowings under our existing Credit Facility.

     Prior to September 30, 2004, our Credit Facility provided, among other things, a Term Loan B in the amount of $150.0 million with a maturity date of December 31, 2010, and the extension of the maturity date of the revolving loan portion of our Credit Facility to December 31, 2008. In addition, the Credit Facility permits us to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans with certain restrictions on the amount of revolving loans. All borrowings under our Credit Facility are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA and maximum ratio of senior debt to EBITDA, as defined in the Credit Facility. For the year ended December 31, 2004, we complied with all of the financial covenants. Additionally, as a result of changes made in the amendment and restatement, revolving loans are now based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans. Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility.

     On September 30, 2004, we entered into a second amendment to our Credit Facility. This amendment provided an additional $16.1 million of borrowing by increasing our Term Loan B to $165.0 million, and lowered the interest rates on Term Loan B borrowings by 0.25%. The additional $16.1 million in borrowings did not reduce the $200.0 million in potential additional borrowings described below. As of December 31, 2004, total debt outstanding was $184.4 million, consisting of $164.6 million of Term Loan B, and $19.8 million outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of December 31, 2004 were $173.9 million. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth of our business. For the year ended December 31, 2004, working capital increased by $63.9 million to $169.2 million from $105.3 million for the year ended December 31, 2003. The increase in working capital was primarily the result of the increase in DSO referenced above. Our principal sources of cash to fund our working capital needs are cash generated from operations and borrowings under our Credit Facility. In addition, we are scheduled to pay quarterly installments of $412,500 under the Term Loan B until the Credit Facility matures on December 31, 2010. As of December 31, 2004, we did not have any capital commitments greater than $1.0 million.

     We have relatively low capital investment requirements. Capital expenditures were $4.0 million and $3.0 million for the years ended December 31, 2004 and 2003, respectively, primarily for leasehold improvements and office equipment.

     Our business acquisition expenditures relating to STI and IMSI were $44.2 million in 2004. The acquisitions were financed through borrowings under our Credit Facility. In the past, we have engaged in acquisition activity, and we intend to do so in the future. Historically, we have financed our acquisitions through a combination of bank debt, subordinated debt, subordinated public and private debt and equity investments. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our Credit Facility, bank loans, equity offerings, or some combination of the foregoing.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligation

     We use off-balance sheet financing, primarily to finance certain capital items. Operating leases are used primarily to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of December 31, 2004, we financed equipment with an original cost of approximately $17.8 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. In addition, our offices, warehouse and shop facilities are obtained through operating leases. Other than the operating leases described above, we do not have any other off-balance sheet financing. The following table provides information (in thousands) as of December 31, 2004 regarding our off-balance sheet arrangements and contractual obligations.


                                                              Payments due by period (in thousands)
                                           -----------------------------------------------------------------------------

                                                             Less than                                       More than
         Contractual Obligations              Total            1 year         1-3 year       3-5 years        5 years
         ------------------------------       -----            ------         --------       ---------        -------

         Long-term debt                    $  184,388        $    1,650     $    3,300      $  23,100      $  156,338
         Capital lease obligations                596               222            277             97              --
         Operating leases                     158,563            32,451         52,484         37,103          36,525
         Other long-term liabilities            4,915                --             --          1,930           2,985
                                           -------------     -----------    ------------    -----------    ------------

         Total                             $  348,462        $   34,323     $   56,061      $   62,230     $  195,848
                                           =============     ===========    ============    ===========    ============

Inflation

     We do not believe that inflation has had a material effect on our business in 2004, 2003, or 2002 as we are able to build escalation into our contract rates each year.

Recent Accounting Pronouncements

         In December  2004,  the  Financial  Accounting  Standards  Board (FASB)
issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends Accounting Principles Board (APB) Opinion No. 29 to improve financial reporting by eliminating certain narrow differences between the FASB's and the International Accounting Standards Board's (IASB) existing accounting standards for nonmonetary exchanges of similar productive assets. The provisions of this statement shall be prospectively applied and are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. (SFAS No. 123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective for public companies for interim and annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways - the modified prospective transition method or the modified retrospective transition method. The Company is currently assessing the impact of SFAS No. 123R on its operating results and financial condition.

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

     During the year ended December 31, 2004, the last of our interest rate swap agreements, with a notional value of $10.0 million, matured. We are not currently contemplating any future interest rate swap agreements. However, as market conditions change, we will reevaluate our position.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by $1.6 million and $514,000 for the year ended December 31, 2004 and 2003, respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements are provided in Part IV, Item 15 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We had no disagreements with our independent registered public accountants on accounting principles, practices or financial statement disclosure during the two years prior to the date of our most recent consolidated financial statements included elsewhere in this report.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, STI's and IMSI's internal control over financial reporting associated with total assets of $4.4 million and $7.9 million, respectively, and total revenues of $9.4 million and $11.4 million, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

     Our independent registered public accounting firm, KPMG LLP, issued an attestation report on our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, which appears below.

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

The Board of Directors and Stockholders
Anteon International Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting that Anteon International Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)". The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Simulation Technologies, Inc. ("STI") and Integrated Management Services, Inc. ("IMSI") during 2004, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, STI's and IMSI's internal control over financial reporting associated with total assets of $4.4 million and $7.9 million, respectively, and total revenues of $9.4 million and $11.4 million, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of STI and IMSI

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia
March 4, 2005

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



                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                    Page Number
                                                                                                      in 2004
                                                                                                   Annual Report

   (a) 1.       Financial Statements

                Report of Independent Registered Public Accounting Firm                                  F-1

                Consolidated Balance Sheets as of December 31, 2004 and 2003                             F-2

                Consolidated  Statements  of  Operations  for  Each  of  the  Years  in  the
                Three-Year Period Ended December 31, 2004                                                F-3

                Consolidated    Statements   of    Stockholders'    Equity   and
                Comprehensive  Income  for Each of the  Years in the  Three-Year
                Period Ended December 31, 2004                                                           F-4

                Consolidated  Statements  of Cash Flows for Each of the Years in
                the Three-Year Period Ended December 31, 2004                                      F-5 - F-6

                Notes to Consolidated Financial Statements                                        F-7 - F-37

   (a) 2.       Financial Statement Schedules

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

                                            ANTEON INTERNATIONAL CORPORATION

Date: February 25, 2005                     By: /s/: Joseph M. Kampf
-----------------------                        ----------------------
                                               Joseph M. Kampf
                                               President and Chief Executive
                                               Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      Name                                           Title                               Date
/s/:  JOSEPH M. KAMPF                                                                           February 25, 2005
---------------------------------                                                               -----------------
     Joseph M. Kampf                              President and Chief Executive Officer
                                                  and Director  (Principal Executive Officer)

/s/:  CHARLES S. REAM                                                                           February 25, 2005
---------------------------------                                                               -----------------
     Charles S. Ream                              Executive Vice President and Chief
                                                  Financial Officer (Principal Financial and
                                                  Accounting Officer)

/s/:  FREDERICK J. ISEMAN                                                                       February 25, 2005
---------------------------------                                                               -----------------
     Frederick J. Iseman                          Chairman of the Board and Director

/s/:  GILBERT F. DECKER                                                                         February 25, 2005
---------------------------------                                                               -----------------
     Gilbert F. Decker                            Director

/s/:
---------------------------------
     Robert A. Ferris                             Director

/s/:  PAUL G. KAMINSKI                                                                          February 25, 2005
---------------------------------                                                               -----------------
     Paul G. Kaminski                             Director

/s/:  STEVEN M. LEFKOWITZ                                                                       February 25, 2005
---------------------------------                                                               -----------------
     Steven M. Lefkowitz                          Director

/s/: THOMAS J. TISCH                                                                            February 25, 2005
---------------------------------                                                               -----------------
     Thomas J. Tisch                              Director

/s/:  GENERAL HENRY HUGH SHELTON                                                                February 25, 2005
---------------------------------                                                               -----------------
     General Henry Hugh Shelton                   Director

/s/:  WILLIAM J. PERRY                                                                          February 25, 2005
---------------------------------                                                               -----------------
     William J. Perry                             Director

/s/:  PAUL DAVID MILLER                                                                         February 25, 2005
---------------------------------                                                               -----------------
     Paul David Miller                            Director

/s/:  PAUL J. KERN                                                                              February 25, 2005
---------------------------------                                                               -----------------
     Paul J. Kern                                 Director


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

      4.8 Seventh Supplemental Indenture, dated as of May 23, 2003, among Anteon International Corporation (formerly Azimuth Technologies, Inc.) and The Bank of New York, as trustee. (incorporated by reference to Exhibit 4.8 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 8, 2004).

      4.9 Eighth Supplemental Indenture, dated as of December 5, 2003, among Anteon International Corporation, Anteon Corporation, Information Spectrum, Inc. and The Bank of New York, as trustee. (incorporated by reference to Exhibit 4.9 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 8, 2004).

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

     10.1 Second Amendment, dated as of September 30, 2004, to the Amended and Restated Credit Agreement, dated as of December 19, 2003 among Anteon International Corporation, Bank of America, N.A., and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to Anteon International Corporation's Quarterly Report on Form 10-Q filed on November 3, 2004).

    10.11 Amended and Restated Credit Agreement, dated as of October 21, 2002, to the Credit Agreement, dated as of June 23, 1999, among Anteon International Corporation, Credit Suisse First Boston, Mellon Bank, N.A., Duetsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.11 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 11, 2003).
    10.12 Amendment Agreement, dated as of December 19, 2003 to the Amended and Restated Credit Agreement, dated as of October 21, 2002, among Anteon International Corporation, Anteon Corporation, Credit Suisse First Boston and Citizens Bank of Pennsylvania. (incorporated by reference to Exhibit 10.12 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 8, 2004).

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Stockholders
Anteon International Corporation:

We have audited the accompanying consolidated balance sheets of Anteon International Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia
March 4, 2005



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                      (a Delaware Corporation)
                                                     Consolidated Balance Sheets
                                                     December 31, 2004 and 2003
                                           (in thousands, except share and per share data)

             Assets                                                               2004               2003
                                                                            -----------------   ---------------
     Current assets:
          Cash and cash equivalents                                            $      4,103        $     2,088
          Accounts receivable, net                                                  317,296            222,937
          Prepaid expenses and other current assets                                  17,205             17,925
          Deferred tax assets, net                                                       --              1,641
                                                                            -----------------   ---------------
     Total current assets                                                           338,604            244,591

     Property and equipment                                                          12,920             12,759
     Goodwill                                                                       242,066            212,205
     Intangible and other assets, net of accumulated amortization of
       $10,902 and $8,226, respectively                                              19,836              9,725
                                                                            -----------------   ---------------
     Total assets                                                              $    613,426        $   479,280
                                                                            =================   ===============

             Liabilities and Stockholders' Equity
     Current liabilities:
          Term Loan B, current portion                                                1,650              1,500
          Subordinated notes payable, current portion                                    --              2,500
          Obligations under capital leases, current portion                             196                341
          Accounts payable                                                           46,430             36,793
          Due to related party                                                           --                 48
          Accrued expenses                                                          102,593             85,468
          Income tax payable                                                          1,556                641
          Other current liabilities                                                     808                230
          Deferred tax liability                                                      2,448                 --
          Deferred revenue                                                           13,764             11,783
                                                                            -----------------   ---------------
     Total current liabilities                                                      169,445            139,304

     Term Loan B, less current portion                                              162,938            148,500
     Revolving credit facility                                                       19,800              4,400
     Senior subordinated notes payable                                                   --              1,876
     Obligations under capital leases, less current portion                             310                465
     Noncurrent deferred tax liabilities, net                                         8,460             10,017
     Other long term liabilities                                                      4,915                 16
                                                                            -----------------   ---------------
     Total liabilities                                                              365,868            304,578
                                                                            -----------------   ---------------

     Minority interest in subsidiaries                                                  282                210
     Stockholders' equity:
     Preferred stock, $0.01 par value, 15,000,000 shares authorized, zero
       issued and outstanding as of December 31, 2004 and 2003                           --                 --
     Common stock, $0.01 par value, 175,000,000 shares authorized and
       36,218,476 and 35,354,996 shares issued and outstanding as of
       December 31, 2004 and 2003, respectively                                         362                354
     Additional paid-in capital                                                     126,508            115,863
     Accumulated other comprehensive income (loss)                                      254               (72)
     Retained earnings                                                              120,152             58,347
                                                                            -----------------   ---------------
     Total stockholders' equity                                                     247,276            174,492
                                                                            -----------------   ---------------
     Commitments and contingencies
     Total liabilities and stockholders' equity                                $   613,426         $   479,280
                                                                            =================   ===============

                                     See  accompanying   notes  to  consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)
                                                Consolidated Statements of Operations
                                            Years ended December 31, 2004, 2003 and 2002
                                           (in thousands, except share and per share data)


                                                                     2004                2003               2002
                                                               -----------------    --------------     --------------

          Revenues                                             $     1,268,139      $   1,042,474      $     825,826
          Costs of revenues                                           1,093,470           897,264            711,328
                                                               -----------------    --------------     --------------
                            Gross profit                                174,669           145,210            114,498
                                                               -----------------    --------------     --------------

          Operating Expenses:
                General and administrative expenses                      65,964            58,647             48,197
                Amortization of noncompete agreements                       167               101                 --
                Other intangibles amortization                            2,509             2,349              1,907
                                                               -----------------    --------------     --------------

                            Total operating expenses                     68,640            61,097             50,104
                                                               -----------------    --------------     --------------

                            Operating income                            106,029            84,113             64,394
          Other income                                                      973                --                417
          Secondary offering expenses                                       240               852                 --
          Interest expense, net of interest income of $277,
            $239, and $289, respectively                                  7,769            24,244             21,626
          Minority interest in earnings of subsidiaries                    (72)              (54)               (18)
                                                               -----------------    --------------     --------------

          Income before provision for income taxes                       98,921            58,963             43,167

          Provision for income taxes                                     37,116            22,773             16,723
                                                               -----------------    --------------     --------------

                            Net income                         $        61,805      $      36,190      $      26,444
                                                               =================    ==============     ==============

          Basic earnings per common share                      $          1.73      $        1.04      $        0.82
                                                               =================    ==============     ==============
          Basic weighted average shares outstanding                  35,716,669        34,851,281         32,163,150

          Diluted earnings per common share                    $          1.66      $        0.98      $        0.78
                                                               =================    ==============     ==============
          Diluted weighted average shares outstanding               37,267,375         36,925,488         34,021,597

                                    See accompanying notes to consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                      Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

                                            Years ended December 31, 2004, 2003 and 2002
                                                  (in thousands, except share data)


                                                                                            Accumulated     Retained       Total
                                                  All series         Stock       Additiona     Other        Earnings    Stockholders
                                                  ommon stock     Subscription    Paid-In   Comprehensive (Accumulated     Equity
                                              Shares    Amount     Receivable     Capital   Income (Loss)   Deficit)      (Deficit)
                                              ------    ------     -----------   ---------- ------------- ------------- ------------

 Balance, December 31, 2001                 23,786,565   238           (12)       2,366      (1,747)         (4,287)         (3,442)
 Issuance of common stock, net               4,687,500    47             --      75,130           --              --          75,177
 Conversion of minority interest to
 common stock                                  180,120     2             --         279           --              --             281
 Exercise of stock options                   1,135,632    11             --       3,954           --              --           3,965
 Conversion of subordinated promissory
 note                                        4,629,232    46             --      22,454           --              --          22,500
 Tax benefit from exercise of
 stock options                                      --    --             --       2,666           --              --           2,666
 Comprehensive income (loss):
    Interest rate swaps (net of tax of
    $838)                                           --    --             --          --        1,239              --           1,239
    Foreign currency translation                    --    --             --          --          (1)              --             (1)
    Net income                                      --    --             --          --           --          26,444          26,444
                                            ----------  ------    ----------  ----------  ------------    -----------     ----------
 Comprehensive income                               --    --             --          --        1,238          26,444          27,682
                                            ----------  ------    ----------  ----------  ------------    -----------     ----------

 Balance, December 31, 2002                 34,419,049   344           (12)     106,849        (509)          22,157         128,829
 Exercise of stock options                     935,947    10             --       4,878           --              --           4,888
 Tax benefit from exercise of stock
 options                                            --    --             --       3,281           --              --           3,281
 Stock based compensation expense                   --    --             --           3           --              --               3
 Proceeds from certain stockholders
 related to secondary offering                      --    --             --         852           --              --             852
 Write-off uncollectible stock
 subscription                                       --    --             12          --           --              --              12
 Comprehensive income :
   Interest rate swaps (net of tax
   of $209)                                         --    --             --          --          324              --             324
   Foreign currency translation                     --    --             --          --          113              --             113
   Net income                                       --    --             --          --           --          36,190          36,190
                                            ----------  ------    ----------  ----------  ------------    ----------       ---------
 Comprehensive income                               --    --             --          --          437          36,190          36,627
                                            ----------  ------    ----------  ----------  ------------    ----------       ---------
 Balance, December 31, 2003                 35,354,996   354         $   --    $115,863     $   (72)       $  58,347       $ 174,492
                                            ----------  ------    ----------  ----------  ------------    ----------       ---------

 Exercise of stock options                     863,480     8             --       5,571           --              --           5,579
 Tax benefit from exercise of stock
 options                                            --    --             --       5,127           --              --           5,127
 Stock based compensation expense                   --    --             --           5           --              --               5
 Purchase of  treasury stock
 under ESPP                                         --    --             --     (1,079)           --              --         (1,079)
 Reissuance of treasury stock
 under ESPP                                         --    --             --       1,021           --              --           1,021
 Comprehensive income :
   Interest rate swaps (net of tax
   of $89)                                          --    --             --          --          141              --             141
   Foreign currency translation                     --    --             --          --          185              --             185
   Net income                                       --    --             --          --           --          61,805          61,805
                                            ----------  ------    ----------  ----------  ------------    ----------       ---------
 Comprehensive income                               --    --             --          --          326          61,805          62,131
                                            ----------  ------    ----------  ----------  ------------    ----------       ---------
 Balance, December 31, 2004                 36,218,476   362         $   --    $126,508     $    254       $ 120,152       $ 247,276
                                            ----------   -------  ----------  ----------  ------------    ----------       ---------




                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                                                Consolidated Statements of Cash Flows

                                            Years ended December 31, 2004, 2003 and 2002
                                                           (in thousands)



                                                                               2004              2003              2002
                                                                           --------------    --------------    -------------
Cash flows from operating activities:
      Net income                                                             $  61,805          $  36,190        $   26,444
      Adjustments to reconcile net income  to net cash
        provided by (used in) operating activities:
             Gain on settlement of subordinated notes payable                  (1,327)                 --                --
             Interest rate swap termination                                         --                 --           (1,903)
             Depreciation and amortization of property and equipment             4,016              4,440             4,294
             Amortization of noncompete agreements                                 167                101                --
             Other intangibles amortization                                      2,509              2,349             1,907
             Amortization of deferred financing costs                              685              4,014             2,442
             Loss on disposals of property and equipment                             8                190                25
             Deferred income taxes                                               3,102            (1,742)             4,090
             Minority interest in earnings of subsidiaries                          72                 54                18
             Changes in assets and liabilities, net of acquired assets
             and liabilities:
                Increase in accounts receivable                               (84,343)           (12,477)          (57,715)
                (Increase) decrease in prepaid expenses and other                1,014            (1,245)           (8,059)
                current assets
                Decrease in other assets                                           254                142               105
                Increase in accounts payable and accrued expenses               23,745              5,592            22,601
                Increase (decrease) in income tax payable                        4,650            (2,998)             7,229
                (Decrease) increase in deferred revenue                          1,916              3,306           (3,042)
                Decrease in other liabilities                                     (29)              (473)             (158)
                                                                           -----------       ------------      ------------
                   Net cash provided (used in) by operating activities          18,244             37,443           (1,722)
                                                                           -----------       ------------      ------------

Cash flows from investing activities:
      Purchases of property and equipment and other assets                     (3,963)            (3,049)           (3,225)
      Acquisition of Information Spectrum, Inc., net of cash acquired               --           (92,382)                --
      Acquisition of Simulated Technologies Inc., net of cash acquired        (15,063)                 --             1,802
      Acquisition of Integrated Management Services Inc., net of cash
      acquired                                                                (29,119)                 --                --
      Other, net                                                                   267                 --                --
                                                                           -----------       ------------      ------------
                   Net cash used in investing activities                      (47,878)           (95,431)           (1,423)
                                                                           -----------       ------------      ------------

Cash flows from financing activities:
      Principal payments on bank and other notes payable                            --               (43)              (47)
      Payment on subordinated notes payable                                    (1,350)                 --             (567)
      Deferred financing costs                                                   (297)            (2,728)           (1,292)
      Principal payments on Term Loan A                                             --           (21,202)          (25,853)
      Proceeds from Term Loan B                                                 16,125            150,000                --
      Principal payments on Term Loan B                                        (1,538)                 --                --
      Proceeds from certain stockholders related to secondary offering              --                852                --
      Proceeds from revolving credit facility                                1,224,000          1,009,500           862,600
      Principal payments on revolving credit facility                      (1,208,600)        (1,012,100)         (874,300)
      Redemption of senior subordinated notes payable                          (1,876)           (73,124)          (25,000)
      Proceeds from issuance of common stock, net of expenses                    5,526              4,902            81,808
      Principal payments under capital lease obligations                         (341)              (247)                --
      Principal payments on subordinated notes payable to stockholders              --                 --           (7,499)
      Payment of subordinated notes payable-related party                           --                 --           (4,369)
                                                                           -----------       ------------      ------------
                   Net cash provided by financing activities                    31,649             55,810             5,481
                                                                           -----------       ------------      ------------

                   Net increase (decrease) in cash and cash equivalents          2,015            (2,178)             2,336

Cash and cash equivalents, beginning of year                                     2,088              4,266             1,930
                                                                           -----------       ------------      ------------
Cash and cash equivalents, end of year                                       $   4,103          $   2,088        $    4,266
                                                                           ===========       ============      ============

                                                                                                                     (continued)



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                                          Consolidated Statements of Cash Flows, continued

                                            Years Ended December 31, 2004, 2003 and 2002




                                                                             2004                2003             2002
                                                                        ----------------     -------------    --------------

Supplemental disclosure of cash flow information (in thousands):
Interest paid:
      Tender offer of senior subordinated notes payable                     $       --          $   7,177        $       --
      Credit Facility, 12% Notes and other                                       7,448             14,199            18,971
                                                                        --------------       ------------     -------------
    Total interest paid                                                     $    7,448          $  21,376        $   18,971
                                                                        ==============       ============     =============

    Income taxes paid, net                                                  $   28,515          $  27,410        $    2,634
                                                                        ==============       ============     =============

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

      The changes in the fair value of the interest rate swaps are reported, net of tax, in accumulated other comprehensive income. During the year ended December 31, 2004, the last of the Company's interest rate swap agreements, with a notional value of $10.0 million, matured. For the years ended December 31, 2004 and 2003, the change in the fair value of the interest rate swaps generated a deferred tax liability of zero and $209,000, respectively.

      For the years ended December 31, 2004 and 2003, the Company recorded approximately $134,000 and $1.0 million of equipment utilizing capitalized leases, respectively.


      See accompanying notes to consolidated financial statements.

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

         The Company provides professional information technology solutions and systems engineering and integration services to government customers. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its government customers with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

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

     (e)  Impairment or Disposal of Long Lived Assets

          The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset

          During 2003, the Company recognized an impairment charge of approximately $135,000 included in general and administrative expenses in the accompanying Consolidated Statement of Operations, to write down the carrying value of a building held for sale to its fair market value.

     (f)  Goodwill

          The Company uses the purchase method of accounting for all business combinations. Intangible assets acquired in a business combination are recognized and reported separately from goodwill. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

          In connection with the Company's goodwill impairment evaluation, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company determines the estimated fair value of each reporting unit and compares it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units' fair values were less than their carrying values was noted. In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit, an indication would exist that a reporting unit's goodwill may be impaired, and the Company would be required to perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

          As of September 30, 2004 and 2003, the Company performed its annual goodwill impairment analysis. The Company applied the methodology described above and did not identify any indication of goodwill impairment for any reporting unit. The Company will perform the annual impairment test as of September 30 each year unless circumstances or events indicate that an impairment test should be performed sooner.

     (g)  Other Intangible Assets

          The Company  amortizes  the allocated  cost of  noncompete  agreements
          entered  into  in   connection   with  business   combinations   on  a
          straight-line basis over the terms of the agreements

          Intangible assets acquired in a business combination are recognized only if such assets arise from a contractual or other legal right and are separable, that is, capable of being sold, transferred, licensed, rented, or exchanged. Intangible assets acquired in a business combination that do not meet this criteria are considered a component of goodwill. As of December 31, 2004, the Company has approximately $11.1 million of intangible assets, net of accumulated amortization, related to contracts and related customer relationships intangible assets, which are being amortized straight-line over periods of up to
          5.3 years

     (h)  Revenue Recognition

          For each of the years ended December 31, 2004, 2003 and 2002, in excess of 98% of the Company's revenues were derived from services performed under contracts that may be categorized into three primary types: time and materials, cost-plus and fixed price. For the year ended December 31, 2004, approximately 39% of the Company's contracts were time and material, 34% cost-plus and 27% fixed price (a substantial majority of which are fixed price level of effort contracts). Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. For certain cost-plus contracts, which are referred to as cost-plus award fee type contracts, the expected fee to be awarded by the customer is recognized at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding the Company's performance, including any interim performance evaluations rendered by the customer and the Company's average historical award fee rate. Revenues are recognized under substantially all fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. For non-service related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, the Company evaluates its contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

          The Company recognizes revenues under the U.S. federal government contracts when a contract is executed, the contract price is fixed and determinable, funding has been received, delivery of the services or products has occurred and collectibility of the contract price is considered probable. The Company's contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time the Company may proceed with work on unfunded portions of existing contracts based on customer direction pending finalization and signing of formal funding documents. The Company has an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Allowable contract costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, the Company considers its previous experience with the customer, communications with the customer regarding funding status, and the Company's knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as incurred.

          The Company recognizes revenues under its cost based U.S. federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs the Company incurs under federal government contracts are subject to regulation and audit by certain agencies of the federal government. Contract cost disallowances, resulting from government audits, have not historically been significant.

          Contract revenue recognition inherently involves estimation. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of the Company's progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise its estimated total revenue or costs. Typically, these revisions relate to contractual changes. To the extent that a revised estimate affects contract revenue or profit previously recognized, the Company records the cumulative effect of the revision in the period in which it becomes known. In addition, the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known. The Company may be exposed to variations in profitability if the Company encounters variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

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

     (i)  Costs of Acquisitions

          Costs incurred on probable acquisitions are deferred. Costs incurred on successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued.

     (j)  Income Taxes

          The Company calculates its income tax provision using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates are recognized in income in the period that includes the enactment date.

          The Company has not recognized a deferred tax liability of approximately $423,000 for undistributed earnings of its foreign operations that arose in 2004 and prior years because the Company does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. For the years ended December 31, 2004 and 2003 the undistributed earnings of these subsidiaries was approximately $1,128,000 and $718,000, respectively.

     (k)  Foreign Currency Translation and Transactions

          The  balance  sheets  of  the  Company's   foreign   subsidiaries  are
          translated to U.S. dollars for consolidated financial statement purposes using the current exchange rates in effect as of the balance sheet date. The revenue and expense accounts of foreign subsidiaries are converted using the weighted average exchange rate during the period. Gains or losses resulting from such translations are included in accumulated comprehensive income in stockholders' equity. Gains and losses from transactions denominated in foreign currencies are included in current period income. Foreign currency transaction gains and losses were not significant for the years ended December 31, 2004, 2003 and 2002.

     (l)  Accounting for Stock-Based Compensation

          The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"). Accounting for Stock Issued to Employees, and Related Interpretations. The Company has an employee stock option plan. Compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option at the date of grant. The Company has also granted stock appreciation rights to certain of its directors. The Company discloses the pro forma effect on net income as if the fair value based method of accounting as defined in Statement of Financial Accounting
          Standards No. 123 ("SFAS No. 123"), Accounting for Stock Based Compensation had been applied.

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

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:



                                                                                   2004           2003 (1)       2002 (1)
                                                                                -----------      -----------    -----------
                                                                                  (in thousands, except per share data)

                  Net income, as reported                                       $   61,805       $  36,190      $   26,444
                  Add: Stock based compensation recorded, net of tax                     3               2              --
                  Deduct: Total stock-based compensation expense
                  determined under fair value method, net of tax                   (3,776)         (3,240)         (2,232)
                                                                                -----------      -----------    -----------
                  Pro forma net income                                          $   58,032       $  32,952      $   24,212

                      Earnings per share:
                      Basic-as reported                                         $     1.73       $    1.04      $     0.82
                                                                                ===========      ===========    ===========
                      Basic-pro forma                                           $     1.62       $    0.95      $     0.75

                                                                                ===========      ===========    ===========
                      Diluted-as reported                                       $     1.66       $    0.98      $     0.78
                                                                                ===========      ===========    ===========
                      Diluted-pro forma                                         $     1.56       $    0.89      $     0.71
                                                                                ===========      ===========    ===========

          (1) The pro forma data and stock based compensation expense for 2003 and 2002 have been adjusted to reflect a correction from amounts previously reported. The stock based compensation expense determined under the fair value, net of tax, for 2003 and 2002 was overstated by approximately $509,000 and $1.2 million, respectively.

     (m)  Fair Value of Financial Instruments

          The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2004 and 2003, due to the relatively short duration of these financial instruments. Except for the senior subordinated notes payable and the subordinated notes payable to stockholders, the carrying amounts of the Company's indebtedness approximate their fair values as of December 31, 2004 and 2003, as they bear interest rates that approximate market rates. In June 2004, the Company repurchased the remaining $1.9 million principal amount of the senior subordinated notes payable. The fair value of the senior subordinated notes payable on principal amounts $75.0 million, based on quoted market value, was approximately $81.0 million as of December 31, 2003.

     (n)  Derivative Instruments and Hedging Activities

          Derivative instruments are recognized at fair value in the balance sheet. Changes in the fair value of derivative instruments that qualify as effective hedges of cash flows are recognized as a component of other comprehensive income (loss). Changes in the fair value of derivative instruments for all other hedging activities, including the ineffective portion of cash flow hedges, are recognized in current period earnings.

     (o)  Earnings Per Common Share

          Basic earnings per common share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares are comprised of the Company's employee stock options.

     (p)  Use of Estimates

          The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the carrying amounts of reported assets and liabilities, including the recoverability of property, plant, and equipment, intangible assets and goodwill, valuation allowances for income taxes and accounts receivable, and the valuation of derivative instruments and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (q)  Recently Issued Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends Accounting Principles Board (APB) Opinion No. 29 to improve financial reporting by eliminating certain narrow differences between the FASB's and the International Accounting Standards Board's (IASB) existing accounting standards for nonmonetary exchanges of similar productive assets. The provisions of this statement shall be prospectively applied and are effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. (SFAS No. 123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective July 1, 2005. This new standard may be adopted in one of two ways - the modified prospective transition method or the modified retrospective transition method. The Company is currently assessing the impact of SFAS No. 123R.

(3)  Sale of DisplayCheck

          On April 3, 2002, the Company sold all of the assets and transferred certain liabilities of the business for an aggregate sale price of $200,000.

(4)  Acquisitions

     (a)  Information Spectrum, Inc.

          On May 23, 2003, the Company purchased all of the outstanding stock of Information Spectrum, Inc., or "ISI", a provider of credential card technologies and military logistics and training systems, based in Annandale, Virginia, for a total purchase price of approximately $92.4 million including transactions costs. The net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on estimates made by management. The identifiable intangible assets consisted of $4.8 million of contracts and related customer relationships and $500,000 for the value of a non-compete agreement. The value of the contracts and related customer relationships is based, in part, on an independent appraisal and other studies performed by the Company. Goodwill recognized from this acquisition was approximately $74.3 million and not deductible for tax purposes. The contracts and related customer relationships are being amortized straight-line over its expected useful life of approximately
          5.3 years. The non-compete agreement value was based on the consideration paid for the agreement and is being amortized straight-line over the three year term of the agreement.

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

                                                              2003
                                                         ---------------

                 Total revenues                          $   1,096,152
                 Total expenses                              1,059,467
                                                         ---------------

                 Net income                              $      36,685
                                                         ===============

                 Basic earnings per common share         $        1.05
                                                         ===============

                 Diluted earning per common share        $        0.99
                                                         ===============

     (b)  Simulation Technologies, Inc

          On July 27, 2004, the Company purchased all of the outstanding stock of Simulation Technology Inc., or "STI", a provider of modeling and simulation software solutions and services, based in San Antonio,
          Texas, for a total purchase price of $15.1 million (net of cash acquired), including transaction costs. The Company financed the acquisition through borrowings under its existing Credit Facility. The net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $2.6 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by us. Goodwill recognized from this acquisition was approximately $9.5 million and is not deductible for tax purpose. The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in the audited consolidated financial statements.

     (c)  Integrated Management Services, Inc.

          On August 11, 2004, the Company purchased all of the outstanding stock of Integrated Management Services, Inc., or "IMSI", a provider of high end, mission critical information and securities solutions, based in Arlington, Virginia, for a total purchase price of $29.1 million, including transaction costs. The Company financed the acquisition through borrowings under its existing Credit Facility. Under the terms of the stock purchase agreement, consideration of up to $2.0 million of additional purchase price may be paid if certain milestones are met by June 30, 2005. The net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $5.9 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by us. Goodwill recognized from this acquisition was approximately $20.7 million and is deductible for tax purposes due to the tax code election made at the time of the acquisition. The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in the audited consolidated financial statements.

(5)  Accounts Receivable

          The components of accounts receivable as of December 31, 2004 and 2003, are as follows (in thousands):

                                                             2004             2003
                                                         --------------   --------------

           Billed and billable                           $    265,359     $    198,144
           Unbilled                                            48,103           22,210
           Retainages due upon contract completion              8,369            6,705
           Allowance for doubtful accounts                    (4,535)          (4,122)
                                                         --------------   --------------

                             Total                       $    317,296     $    222,937
                                                         ==============   ==============

         In excess of 98% of the Company's revenues for each of 2004, 2003 and 2002 have been earned, and accounts receivable as of December 31, 2004 and 2003 are due, from agencies of the U.S. federal government. Unbilled costs and fees and retainages billable upon completion of contracts are amounts due generally within one year and will be billed on the basis of contract terms and delivery schedules.

         The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts and, therefore, its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit, including by the U.S. Defense Contract Audit Agency ("DCAA") or by other appropriate agencies of the U.S. government. Such agencies have the right to challenge the Company's cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Incurred cost audits have been completed by DCAA through 2002. Historically, such audits have not resulted in any significant disallowed costs. Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the Company's financial condition or results of operations.

(6)  Property and Equipment

          Property and equipment consists of the following as of December 31, 2004 and 2003 (in thousands):

                                                                          2004              2003
                                                                      --------------    --------------

           Land                                                       $       393        $       393
           Buildings                                                        1,581              1,581
           Computer hardware and software                                  20,605             19,686
           Furniture and equipment                                          8,487              6,732
           Leasehold improvements                                           8,384              6,856
                                                                       ------------       ------------
                                                                           39,450             35,248
           Less - accumulated depreciation and amortization              (26,530)           (22,489)
                                                                       ------------       ------------

           Total                                                      $    12,920        $    12,759
                                                                       ============       ============

(7)  Accrued Expenses

          The components of accrued expenses as of December 31, 2004 and 2003 are as follows (in thousands):

                                                              2004               2003
                                                          --------------    --------------

            Accrued payroll and related benefits          $     48,791      $     52,602
            Accrued subcontractor costs                         47,446            25,987
            Accrued interest                                        22               153
            Other accrued expenses                               6,334             6,726
                                                          --------------    --------------

            Total                                         $    102,593      $     85,468
                                                          ==============    ==============

(8)  Indebtedness

     (a)  Credit Agreement

          On June 23, 1999, the Company entered into a Credit Agreement ("Credit Facility") with a syndicate of nine commercial banks. Under the terms of the Credit Facility, the Company entered into promissory notes with aggregate available financing facilities of $180.0 million. The Credit Facility was comprised of a revolving credit facility for aggregate borrowings of up to $120.0 million ("Revolving Facility"), as determined based on a portion of eligible billed accounts receivable and a portion of eligible unbilled accounts receivable and the ratio of net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Facility, and maturing on June 23, 2005; and a $60.0 million note ("Term Loan A") with principal payments due quarterly commencing June 30, 2001, and $15.0 million at maturity on June 23, 2005. Effective October 21, 2002, this Credit Facility was replaced by an Amended and Restated Credit Agreement, as discussed below.

          Under the Credit Facility, the interest rate on both the Revolving Facility and the Term Loan was at a floating rate based upon, at the Company's option, LIBOR, or the Alternate Base Rate ("ABR"), which was the higher of Credit Suisse First Boston's ("CSFB") prime rate (less one quarter of one percent) and the Federal Funds Effective Rate, plus one half of one percent, in each case plus a margin determined based on the Company's ratio of net debt to EBITDA.

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

          Borrowings under the Term Loan Facility and the Revolving Credit Facility would have matured on June 30, 2005. Borrowings under the Revolving Credit Facility and Term Loan Facility bore interest at a floating rate based upon, at the Company's option, LIBOR, or the ABR, which is the higher of CSFB prime rate (less one quarter of one percent) and the Federal Funds Effective Rate, plus one half of one percent, in each case plus a margin determined based upon the Company's ratio of net debt to EBITDA (as defined in the Amended and Restated Credit Agreement). Effective December 19, 2003, this credit facility was replaced by a further Amended and Restated Credit Agreement, as discussed below.

     (c)  Amended and Restated Credit Agreement of December 19, 2003

          On December 19, 2003, the Company entered into an amended and restated credit agreement (the "2003 Amended and Restated Credit Agreement") related to its Credit Facility. This amendment and restatement, among other things, provided for the following: (1) a new Term Loan B under the Term Loan Facility in the amount of $150.0 million with a maturity date of December 31, 2010; (2) the extension of the Revolving Credit Facility's maturity date to December 31, 2008; (3) the repayment of the outstanding balance of approximately $18.4 million of the Term Loan A; and (4) the financing of the tender offer and consent solicitation made on November 23, 2003, related to the outstanding Senior Subordinated Notes (see below). In addition, the 2003 Amended and Restated Credit Agreement permitted the Company to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. All borrowings under the 2003 Amended and Restated Credit Agreement were subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA (as defined in the 2003 Amended and Restated Credit Agreement) and maximum ratio of senior debt to EBITDA. For the year ended December 31, 2003, the aggregate fees the Company paid to non-officer directors exceeded the ceiling limitation set forth in its 2003 Amended and Restated Credit Agreement by approximately $20,000, principally because of the timing of such payments. The Company's lenders determined that this limit on aggregate annual non-officer director fees, which originated several years before the Company completed its initial public offering of common stock in March 2002, was not typical for a publicly traded company. Consequently, the Company's lenders granted a waiver for its compliance with this covenant provision for the year ended December 31, 2003 and eliminated this limitation for the remaining term of the 2003 Amended and Restated Credit Agreement. For the year ended December 31, 2003, the Company was in compliance with all other covenants required by its 2003 Amended and Restated Credit Agreement. Additionally, as a result of the changes made in this amendment and restatement, revolving loans were based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans. From the date of the amendment through December 31, 2003, the interest rates for the Term Loan Facility and the Revolving Credit Facility ranged from 3.16 percent to 5.00 percent.

          In connection with the repayment of the Term A Loan, the Company wrote off the related unamortized deferred financing fees. The write-off of $485,000 is reflected as interest expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003.

          All of the Company's existing and future domestic subsidiaries unconditionally guaranteed the repayment of amounts borrowed under the 2003 Amended and Restated Credit Agreement. The 2003 Amended and Restated Credit Agreement was secured by substantially all of the Company's and its domestic subsidiaries' tangible and intangible assets, including substantially all of the capital stock of the Company's subsidiaries.

          The 2003 Amended and Restated Credit Agreement also permitted the Company to elect from time to time to (i) repurchase certain amounts of its subordinated debt and outstanding common stock from its share of excess cash flow (as defined in the 2003 Amended and Restated Credit Agreement); and (ii) repurchase certain amounts of its subordinated debt from its share of net cash proceeds of issuances of equity securities.

          The 2003 Amended and Restated Credit Agreement contained customary events of default, certain of which allow for grace periods. Effective September 30, 2004, this credit facility was amended, as discussed below.

     (d)  Amended Credit Agreement of September 30, 2004

          On September 30, 2004, the Company entered into a second amendment to the 2003 Amended and Restated Credit Agreement. This amendment provided an additional $16.1 million of borrowings by increasing the Term Loan B to $165.0 million, and lowered the interest rates on Term B borrowings by 0.25 percent. Under certain conditions related to excess annual cash flow, as defined in its Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, the Company is required to prepay, in amounts specified in the Credit Facility, borrowings under the Term Loan B. In addition, the Company is scheduled to pay quarterly installments of $412,500 under the Term Loan B until the Credit Facility matures on December 31, 2010. From January 1, 2004 through December 31, 2004, the interest rates for the Term Loan B Facility and the Revolving Credit Facility ranged from 3.11 percent to 4.31 percent and 4.75 percent to 6.00 percent, respectively.

          As of December 31, 2004 and 2003, the outstanding amounts under the Credit Facility were as follows (in thousands):

                                                                    2004               2003
                                                                --------------     --------------

            Revolving Credit Facility                           $     19,800       $      4,400
            Term Loan B                                              164,588            150,000
                                                                --------------     --------------
            Total debt                                               184,388            154,400
            Less current installments                                (1,650)            (1,500)
                                                                --------------     --------------

            Long-term debt, excluding current installments      $    182,738       $    152,900
                                                                ==============     ==============

          The remaining available borrowings under the Revolving Credit Facility as of December 31, 2004 were $173.9 million. As of December 31, 2004, the Credit Facility would have permitted additional borrowings of up to $292.1 million.

          For the years ended December 31, 2004, 2003 and 2002, total interest expense incurred on the Revolving Credit Facility was approximately $1.1 million, $1.9 million, and $1.1 million, respectively. For the years ended December 31, 2003 and 2002, total interest expense incurred on the Term Loan A was approximately $700,000, and $1.2 million, respectively. For the year ended December 31, 2004, total interest expense incurred on the Term Loan B was approximately $5.3 million.

     (e)  Senior Subordinated Notes Payable

          On May 11, 1999, the Company sold $100.0 million in aggregate principal amount of 12% senior subordinated notes due 2009, or "12% Notes." The proceeds of the issuance of the 12% Notes were principally used to purchase Analysis & Technology, Inc. The 12% Notes were subordinate to the Company's Credit Facility but ranked senior to any other subordinated indebtedness. The 12% Notes were scheduled to mature May 15, 2009 and interest was payable semi-annually on May 15 and November 15. The Company used net proceeds from its initial public offering ("IPO") to redeem $25.0 million principal amount of its 12% Notes on April 15, 2002. In addition, as a result of the redemption of the $25.0 million principal amount of the Company's 12% Notes, the Company incurred a $3.0 million prepayment premium and wrote-off a proportionate amount of approximately $928,000 of the unamortized deferred financing fees related to the portion of the 12% Notes that were repaid. The prepayment premium and write-off of deferred financing fees for both the term loan and the 12% Notes totaling $4.2 million, has been reflected as interest expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

          On December 23, 2003, the Company repurchased $73.1 million in aggregate principal amount, or approximately 97% of the then outstanding 12% Notes. As of the expiration date of the tender offer and December 31, 2003, approximately $1.9 million in aggregate principal amount remained outstanding, which was callable on May 15, 2004. The repurchase price for the 12% Notes was $1,110.95 per $1,000 principal amount of Notes tendered prior to December 5, 2003, the Consent Date. The repurchase price for those Notes tendered after December 5, 2003 was $1,090.95 per $1,000 principal amount of the 12% Notes, which excludes the consent payment of $20.0 per $1,000 principal amount. The aggregate repurchase price for all of the 12% Notes validly surrendered for repurchase and not withdrawn was approximately $81.2 million. In addition, as a result of the tender offer, the Company incurred a $7.2 million bond premium and consent payment and wrote-off approximately $2.1 million of the unamortized deferred financing fees related to the portion of the 12% Notes that were repurchased. The tender premium, consent payment and write-off of deferred financing fees has been reflected as interest expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003.

          In June 2004, the Company repurchased the remaining $1.9 million principal amount of the outstanding 12% Notes. In conjunction with the repurchase, the Company paid a tender premium of approximately $113,000 which was included in interest expense.

          Total interest expense for the 12% Notes incurred during 2004, 2003 and 2002 was approximately $113,000, $8.8 million, and $9.9 million, respectively.

     (f)  Subordinated Notes Payable

          In connection with the purchase of Sherikon, Inc. in 2000, the Company entered into subordinated promissory notes with the Sherikon, Inc. shareholders as of the date of acquisition in the aggregate principal amount of $7.5 million, discounted to approximately $6.5 million. During 2001, $5.0 million of the subordinated promissory notes were repaid. The remaining $2.5 million of subordinated promissory notes were due on October 20, 2002. On October 18, 2002, the Company asserted an indemnification claim against the former owners of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. The Company had not made this $2.5 million scheduled payment pending resolution of the indemnification claim; however, $124,000 of interest was accrued and outstanding as of December 31, 2003. On July 26, 2004, the Company entered into a settlement agreement with the former owners of Sherikon, Inc. resolving, among other items, the Company's indemnification claim submitted in October 2002. Under the provisions of the settlement agreement, the principal amount of the note was reduced from $2.5 million to $1.35 million, and the Company paid the reduced note amount, without interest. The Company recognized $899,000 in other income consisting of the $1.15 million reduction in the promissory note amount plus previously accrued interest net of legal expenses.

          During the years ended December 31, 2003 and 2002, total interest expense on the subordinated promissory notes with the Sherikon, Inc. shareholders was approximately $124,000 and $232,000, respectively.

     (g)  Future Maturities

          Scheduled future maturities under the Company's indebtedness are as follows (in thousands):

                             Year Ending December
                             31,

                             2005                   $      1,650
                             2006                          1,650
                             2007                          1,650
                             2008                         21,450
                             2009                          1,650
                             Thereafter                  156,338
                                                    ---------------

                                                    $    184,388
                                                    ===============

     (h)  Interest Rate Swap Agreements

          OBJECTIVES AND CONTEXT

          The Company used variable-rate debt to finance its operations through its Revolving Facility and Term Loan B. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

          Management believes it is prudent to limit the variability of a portion of its interest payments. It was the Company's objective to hedge a portion of its longer-term variable interest payments for the 2003 Amended and Restated Credit Agreement.

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

          The Company monitors interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions and estimates the expected impact of changes in interest rates on the Company's future cash flows. All interest rate swaps were qualifying cash-flow hedges under SFAS No. 133.

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

          As of December 31, 2003, the fair value of the Company's interest swap agreements resulted in a net liability of $230,000 and has been included in other current liabilities with an offsetting, net of tax amount of $141,000, which is included in accumulated other comprehensive income.

          During the year ended December 31, 2004, the last of the Company's interest rate swap agreements, with a notional value of $10.0 million, matured. The Company recognized $230,000 of losses related to interest rate swaps which was reflected in interest expense for the year ended December 31, 2004.

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

          On December  17,  2003,  the  Company  registered  approximately  11.1 million shares of its common stock for sale in an underwritten offering pursuant to a shelf registration statement on Form S-3 filed with the SEC which was declared effective. These securities may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

          Preferred Stock

          The Company's preferred stock may be issued from time to time in one or more series. The Company's board is authorized to fix the dividend rights, dividend rates, any conversion rights or right of exchange, any voting rights, rights and terms of redemption, the redemption price or prices, the payments in the event of liquidation, and any other rights, preferences, privileges, and restrictions of any series of preferred stock and the number of shares constituting such series and their designation. The Company has no present plans to issue any shares of preferred stock.

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

(10) Income Taxes

          The provisions for income taxes for the years ended December 31, 2004, 2003 and 2002, consist of the following (in thousands), respectively:



                                                                  Years ended December 31,
                                                        ----------------------------------------------
                                                            2004            2003             2002
                                                        -------------    ------------     ------------

           Current provision:
                 Federal                                $   29,320       $   21,718       $   10,245
                 State                                       4,653            2,305            1,431
                 Foreign                                        66              121              119
                                                        -------------    ------------     ------------

                      Total current provision               34,039           24,144           11,795
                                                        -------------    ------------     ------------

           Deferred provision:
                 Federal                                     2,823          (1,145)            4,331
                 State                                         254            (226)              597
                 Foreign                                        --               --               --
                                                        -------------    ------------     ------------

                      Total deferred provision               3,077          (1,371)            4,928
                                                        -------------    ------------     ------------

                      Total income tax provision        $   37,116       $   22,773       $   16,723
                                                        =============    ============     ============


          The income tax provisions for the years ended December 31, 2004, 2003 and 2002, respectively, are different from those computed using the statutory U.S. federal income tax rate of 35% as set forth below (in thousands):

                                                                         Years ended December 31,
                                                                --------------------------------------------
                                                                   2004            2003            2002
                                                                ------------    ------------    ------------

          Expected tax expense, computed at statutory rate      $   34,623      $   20,637      $    15,108
          State taxes, net of federal expense                        3,190           1,501            1,259
          Non-deductible expenses                                      511             332              330
          Secondary offering expenses                                   84             265               --
          Sherikon settlement                                        (403)              --               --
          Federal and state credits                                  (855)              --               --
          Foreign rate differences                                    (34)            (15)               53
          Other                                                         --              53             (27)
                                                                ------------    ------------    ------------
                                                                $   37,116      $   22,773      $    16,723
                                                                ============    ============    ============

          The tax effect of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 is presented below (in thousands):

                                                                 2004              2003
                                                             -------------    --------------

Deferred tax assets:
   Accrued expenses                                          $     9,728      $     8,505
   Intangible assets, due to differences in amortization           2,346            2,399
   Interest rate swaps                                                --               89
   Accounts receivable allowances                                  1,786            1,607
   Property and equipment, due to differences in                   1,313            1,334
   depreciation
   Net operating loss and credit carryforwards                       641              540
                                                             -------------    --------------

                  Total gross deferred tax assets                 15,814           14,474
                                                             -------------    --------------
                  Less:  valuation allowance                        (295)            (295)
                                                             -------------    --------------
                  Net deferred tax assets                         15,519           14,179
                                                             -------------    --------------
Deferred tax liabilities:

Deductible goodwill, due to differences in amortization           10,690            9,087
Revenue recognition differences                                   10,140            5,536
Prepaid expenses                                                   4,044            6,630
Property and equipment, due to differences in depreciation         1,553            1,302
                                                             -------------    --------------

                  Total deferred tax liabilities                  26,427           22,555
                                                             -------------    --------------

                  Deferred tax liabilities, net              $  (10,908)      $   (8,376)
                                                             =============    ==============

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Management presently believes that it is more likely than not that the Company will realize the portion of the benefits of these deductible differences related to federal income taxes. The 2004 effective tax rate reflects a benefit for federal research and experimentation credits from amending prior years tax returns, state legislative changes and a non-recurring benefit from nontaxable other income resulting from the settlement with the former owners of Sherikon, Inc., which resulted in a stock basis difference, for which a deferred tax liability was not required to be recorded. The Company has established a valuation allowance as of December 31, 2004 and 2003 of $295,000 against certain state net operating loss carryforwards. At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $45,000 and $5,323,000, respectively. Carryforwards have various expiration dates beginning in 2005. The Company also has various state tax credit carryforwards of approximately $300,000 and $151,000 as of December 31, 2004 and 2003, respectively, which are available to reduce future state income taxes through 2014.

(11) Employee Benefit Plans

          Employees of the Company may participate in a 401(k) retirement savings plan, whereby employees may elect to make contributions pursuant to a salary reduction agreement upon meeting eligibility requirements. Participants may contribute up to 100% percent of salary in any calendar year to this plan, provided that amounts in total do not exceed certain statutory limits. The Company matches up to 50 percent of the first 6 percent of a participant's contributions, subject to certain limitations, and participants immediately vest in the Company's contributions. The Company made contributions to this plan of approximately $11.7 million, $8.3 million, and $7.1 million for the years ended December 31, 2004, 2003, and 2002 respectively.

(12) Stock Option and Other Compensation Plans

     (a)  Stock Option Plan

          In January 1997, the Company's Board of Directors approved the adoption of the Anteon Virginia Corporation Omnibus Stock Plan (the "Stock Option Plan"). At the discretion of the Board of Directors, the stock option plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, and/or phantom stock to employees or directors of the Company. As of December 31, 2004, an aggregate of 1,529,340 shares of the Company's common stock were reserved for issuance under the stock option plan.

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

          The following tables summarize information regarding options under the Company's stock option plan:

                                                                                            Weighted
                                                                                             Average       Outstanding
                                                              Number      Option Price      Exercise           and
                                                             of Shares      Per Share         Price        Exercisable
                                                            ------------  --------------  --------------  --------------
                        Outstanding at December 31, 2001      4,016,840   $   0.84-8.10    $     4.21        2,178,960
                           Granted                            1,417,000     18.00-27.25         19.04
                           Exercised                        (1,135,632)       0.84-8.10          3.49
                           Cancelled or expired               (175,000)      2.30-18.00          6.24
                                                            ------------  --------------  --------------

                        Outstanding at December 31, 2002      4,123,208   $  0.84-27.25    $     8.98        1,647,368
                             Granted                            641,500     23.30-33.75         28.53
                             Exercised                        (935,947)      0.84-27.25          5.23
                             Cancelled or expired             (221,600)      4.66-27.25         14.39
                                                            ------------  --------------  --------------

                        Outstanding at December 31, 2003      3,607,161   $  0.84-33.75    $    13.59        1,520,301
                           Granted                              554,000     29.25-41.42         35.74
                           Exercised                          (863,480)      0.84-32.80          6.46
                           Cancelled or expired               (212,999)      4.66-31.88         18.41
                                                            ------------  --------------  --------------

                        Outstanding as of December 31, 2004   3,084,682    $ 0.84-41.42    $    19.22        1,337,282
                                                            ============  ==============  ==============

          Option and weighted average price information by price group is as follows:

                                                        Shares Outstanding                    Exercisable Shares
                                            -------------------------------------------  ------------------------------
                                                            Weighted       Weighted
                                                             Average        Average                       Weighted
                                              Number        Exercise       Remaining      Number of        Average
                                             of Shares        Price          Life           Shares      Exercise price
                                            ------------  -------------- --------------  -------------  ---------------

                   December 31, 2004:
                        $0.84 to 8.10          991,489        $  4.42           2.2         855,489          $   4.09
                        $18.00 to $25.25     1,146,744        $ 19.77           7.5         393,444          $  19.59
                        $27.25 to $33.75       661,449        $ 30.94           8.9          88,349          $  31.05
                        $41.26 to $41.42       285,000        $ 41.27           9.8              --          $     --
                                            ------------                                 -------------
                                             3,084,682                                    1,337,282
                                            ============                                 =============

     (b)  Employee Stock Purchase Plan

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





                                                                               Total Number of
                                                                             Shares Purchased as       Maximum Number of
                                          Total Number                         Part of Publicly      Shared that May Yet
                                            of Shares      Average Prices     Announced Plans for        Be Purchased
                       Period               Purchased      Paid per Share          Programs             Under the Plans
                       ------               ---------      --------------    --------------------    --------------------
                     July 1, 2004               14,668           $32.29                 14,668                1,185,332
                     October 1, 2004            16,262           $37.20                 16,262                1,169,070
                                          ------------                          -----------------    --------------------
                     Total                      30,930                                  30,930                1,169,070
                                          ============                          =================    ====================


     (c)  Supplemental Retirement Savings Plan

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

          The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities, and obligations, are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of December 31, 2004, the deferred compensation obligation was approximately $808,000. For year ended December 31, 2004, the adjustments to fair market value were not significant.

     (d)  Pro Forma Disclosure

          The Company applies APB No. 25 and related interpretations in accounting for the Company stock option plan. Adoption of the fair market value provisions prescribed in SFAS No. 123 is optional with respect to stock-based compensation to employees; however, pro forma disclosures are required as if the Company adopted the fair value recognition requirements under SFAS No. 123.

          Had compensation cost for the grants under the Company stock option plan been determined consistent with the fair market value provisions prescribed in SFAS No. 123, the Company's pro forma net income (loss) for the years ended December 31, 2004, 2003 and 2002 would approximate $58.0 million, $32.9 million, and $24.2 million, respectively, using an expected option life of 5, 5, and 5 years, respectively, dividend yield rate of 0% and weighted average volatility rates of 33.8%, 45.8%, and 47.8%, respectively, and weighted average risk-free interest rates of 3.33%, 3.03%, and 2.78% for 2004, 2003 and 2002, respectively (see note 2(l)). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

(13) Comprehensive Income

          Comprehensive income includes the accumulated foreign currency translation adjustment and changes in the fair values of interest rate swaps. The Company presents comprehensive income as a component of the accompanying Consolidated Statements of Stockholders' Equity (Deficit). The amount of accumulated foreign currency translation adjustment was approximately, $254,000 and $69,000 as of December 31, 2004, 2003, respectively. The amount of accumulated other comprehensive income related to interest rate swaps was zero and $230,000 ($141,000 net of tax) as of December 31, 2004 and December 31, 2003, respectively.

(14) Earnings Per Common Share

          The computations of basic and diluted income per common share are as follows:

                                                         For the Year Ended
                                                          December 31, 2004

                                                        Weighted Average
                                      Income                 Shares               Per Share
                                   (Numerator)            (Denominator)            Amount
                                 ------------------     ----------------        -------------
                                           (in thousands, except share and per share data)

 Basic earnings per share             $  61,805            35,716,669           $     1.73
                                 ==================                             =============
 Stock options                                              1,550,706
 Diluted earnings per share           $  61,805            37,267,375           $     1.66
                                 ==================                             =============


                                                         For the year ended
                                                          December 31, 2003

                                                        Weighted Average
                                        Income              Shares                Per Share
                                       (Numerator)        (Denominator)             Amount
                                 ------------------     ----------------        -------------
                                          (in thousands, except share and per share data)

   Basic earnings per share           $  36,190            34,851,281           $     1.04
                                 ==================                             =============
   Stock options                                            2,074,207
   Diluted earnings per share         $  36,190            36,925,488           $     0.98
                                 ==================                             =============


                                                         For the year ended
                                                          December 31, 2002

                                                        Weighted Average
                                         Income              Shares               Per Share
                                       (Numerator)          (Denominator)          Amount
                                 ------------------     ----------------        -------------
                                          (in thousands, except share and per share data)

   Basic earnings per share           $  26,444            32,163,150           $     0.82
                                 ==================                             =============
   Stock options                                            1,858,447
   Diluted earnings per share         $  26,444            34,021,597           $     0.78
                                 ==================                             =============

(15) Commitments and Contingencies

     (a)  Leases

          The Company is obligated under capital leases covering certain property and equipment that expire at various dates during the next five years. At December 31, 2004 and 2003, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                                     2004              2003
                                                --------------     ------------
             Property and equipment             $     1,044         $     1,037
             Less Accumulated amortization            (580)               (265)
                                                --------------     ------------
                                                $       464         $       772
                                                ==============     ============

          Amortization of assets held under capital leases is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

          The Company also leases facilities and certain equipment under operating lease agreements expiring at various dates through 2013. These leases generally contain renewal options for periods ranging from 3 to 5 years, and require the Company to pay all executory costs such as maintenance, taxes, and insurance. As of December 31, 2004, the aggregate minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

                        Year  ending December 31                                        Capital          Operating
                        ------------------------
                                                                                        Leases            Leases
                                                                                    ---------------    -------------

                        2005                                                         $      222         $   32,451
                        2006                                                                153             28,941
                        2007                                                                124             23,543
                        2008                                                                 82             19,996
                        2009                                                                 15             17,107
                        Thereafter                                                           --             36,525
                                                                                    ---------------    -------------
                                 Total minimum lease payments                        $      596         $  158,563
                                                                                                       =============
                        Less estimated executory costs (at 7.25%)                          (31)
                                                                                    ---------------
                        Net minimum lease payments                                          565
                        Less amount representing interest
                           (at rates ranging from 1.79% to 10.50%)                         (59)
                                                                                    ---------------
                        Present value of net minimum capital lease payments                 506
                        Less current installments of obligations under capital
                        leases                                                              196
                                                                                    ---------------
                        Obligations under capital leases, excluding current          $      310
                        installments                                                ===============

          Rent expense under all operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $33.1 million, $25.4 million, and $24.2 million, respectively.

     (b)  Legal Proceedings

          The Company is involved in various legal proceedings in the ordinary course of business. Management of the Company and its legal counsel cannot currently predict the ultimate outcome of these matters, but do not believe that they will have a material impact on the Company's financial position or results of operations.

(16) Secondary Offering Expenses

          On October 29, 2004, affiliates of and companies managed by Caxton-Iseman Capital, Inc. including Azimuth Technologies, L.P. Azimuth Tech. II LLC and Frederick J. Iseman, which we refer to collectively as the "Caxton-Iseman Stockholders", sold 3,600,000 shares of the Company's common stock in an underwritten offering pursuant to a shelf registration statement on Form S-3 filed with the SEC (Commission File No. 333-111249). Neither the Company nor any of its executive officers participated in the sale of shares in this offering. In connection with this offering, the Company incurred $240,000 of expenses for the year ended December 31, 2004, for which the Company was not reimbursed in accordance with the terms of the registrations rights agreement with certain of its stockholders, as amended.

          On September 22, 2003, certain of the Company's stockholders, including Caxton-Iseman stockholders, sold 6,600,000 shares of the Company's common stock in an underwritten offering pursuant to a registration statement on Form S-3 filed with the SEC (Commission File No.s 333-108147 and 333-108858). In the fourth quarter of 2003, the underwriters of this offering partially exercised their over-allotment option with respect to additional shares held by the selling stockholders. As a result, on October 16, 2003, certain of the selling stockholders sold an additional 297,229 shares of the Company's common stock in a second closing pursuant to the same underwritten offering. In connection with this offering, the Company incurred approximately $852,000 of expenses for the year ended December 31, 2003. These expenses were reimbursed by certain of the selling stockholders and the reimbursement was recorded by the Company as an expense and as a contribution to additional paid-in-capital.

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



                                                                            As of December 31, 2004
                                                    ------------------------------------------------------------------------
                                                                                                              Consolidated
                                                        Anteon                         Non-                      Anteon
                    Condensed Consolidated          International    Guarantor      Guarantor    Elimination  International
                        Balance Sheets               Corporation    Subsidiaries   Subsidiaries    Entries     Corporation
           -----------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)

           Cash and cash equivalents                   $      (9)    $    1,695      $    2,417    $      --     $   4,103
           Accounts receivable, net                            --       316,909             387           --       317,296
           Prepaid expenses and other current
             assets                                           669        25,484           2,328     (11,276)        17,205
           Property and equipment, net                      1,540        11,196             184           --        12,920
           Due from parent                              (185,388)       186,403         (1,015)           --            --
           Investment in and advances to
             subsidiaries                                  33,222      (36,696)              --        3,474            --
           Goodwill, net                                  177,732        64,334              --           --       242,066
           Intangible and other assets, net                73,669        14,167              --     (68,000)        19,836
                                                    -------------  ------------   -------------  -----------  ------------

             Total assets                              $  101,435    $  583,492     $     4,301    $(75,802)    $  613,426
                                                    -------------  ------------   -------------  -----------  ------------

           Indebtedness                                $       --    $  252,388      $       --  $  (68,000)     $ 184,388
           Accounts payable                                   450        44,522           1,458           --        46,430
           Accrued expenses and other current
             liabilities                                    4,639       102,549             412           --       107,600
           Deferred revenue                                11,276        13,074             690     (11,276)        13,764
           Other long-term liabilities                         --        13,686              --           --        13,686
                                                    -------------  ------------   -------------  -----------  ------------

             Total liabilities                             16,365       426,219           2,560     (79,276)       365,868
           Minority interest in subsidiaries                   --            --             282           --           282
           Total stockholders' equity  (deficit)           85,070       157,273           1,459        3,474       247,276
                                                    -------------  ------------   -------------  -----------  ------------

             Total liabilities and stockholders'
               equity (deficit)                        $  101,435    $  583,492      $    4,301    $(75,802)     $ 613,426
                                                    =============  ============   =============  ===========  ============




                                                                      For the Year Ended December 31, 2004
                                                  ------------------------------------------------------------------------------
                                                                                                                 Consolidated
                                                      Anteon                           Non-                         Anteon
                  Condensed Consolidated          International     Guarantor       Guarantor     Elimination   International
                 Statements of Operations          Corporation     Subsidiaries    Subsidiaries     Entries      Corporation
         -----------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

         Revenues                                     $    (2)   $    1,262,847   $        9,263  $   (3,969)  $    1,268,139
         Costs of revenues                                 (2)        1,088,672            8,769      (3,969)       1,093,470
                                                  ------------   --------------   -------------- ------------  --------------

           Gross profit                                      --         174,175              494           --         174,669

         Total operating expenses                         4,621         104,189               87     (40,257)          68,640
                                                  -------------  --------------   -------------- ------------  --------------

           Operating income                             (4,621)          69,986              407       40,257         106,029

         Other income                                    13,887          27,344               --     (40,257)             973
         Secondary offering expenses                        240              --               --           --             240
         Interest expense, net of interest income       (2,074)           9,873             (29)           --           7,769
         Minority interests in earnings of
           subsidiaries                                      --              --             (72)           --            (72)
                                                  -------------  --------------   -------------- ------------  --------------

         Income before provision for income taxes        11,100          87,457              364           --          98,921
         Provision for income taxes                       4,358          32,692               66           --          37,116
                                                  -------------  --------------   -------------- ------------  --------------

         Net income                                   $   6,742  $       54,765   $          298  $        --  $       61,805
                                                  =============  ==============   ============== ============  ==============




                                                                                For the Year Ended December 31, 2004
                                                                      --------------------------------------------------------
                                                                                                               Consolidated
                                                                         Anteon                      Non-         Anteon
                     Condensed Consolidated                           International  Guarantor    Guarantor    International
                    Statements of Cash Flows                           Corporation  Subsidiaries Subsidiaries   Corporation
                 -------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
                 Cash flows from operating activities:
                 Net income                                              $  6,739   $     54,769 $       297     $    61,805
                 Adjustments to reconcile net income  to net cash
                    provided by (used in) operating activities:
                    Gain on settlement of subordinated notes payable      (1,327)             --          --         (1,327)
                    Depreciation and amortization of property and
                      equipment                                               881          3,085          50           4,016
                    Amortization of noncompete agreements                     167             --          --             167
                    Other intangibles amortization                          1,884            625          --           2,509
                    Amortization of deferred financing costs                   62            623          --             685
                    Loss on disposals of property and equipment                --              8          --               8
                    Deferred income taxes                                                  3,102          --           3,102
                    Minority interest in earnings  of subsidiaries             --             --         72               72
                    Changes in assets and liabilities, net of
                      acquired assets and liabilities                       4,537       (57,813)         483        (52,793)
                                                                      -----------   ------------ -----------  --------------

                    Net cash provided by operating activities              12,943          4,399         902          18,244
                                                                      -----------   ------------ -----------  --------------

                 Cash flows from investing activities:
                    Purchases of property and equipment and other
                      assets                                                (397)        (3,421)       (145)         (3,963)
                    Acquisition of Simulated Technologies Inc., net
                    of  cash acquired                                    (15,201)            138          --        (15,063)
                    Acquisition of Integrated Management Services
                    Inc., net of cash acquired                                 --       (29,119)          --        (29,119)
                    Other                                                     267             --          --             267
                                                                      -----------   ------------ -----------  --------------

                    Net cash used in investing activities                (15,331)       (32,402)       (145)        (47,878)
                                                                      -----------   ------------ -----------  --------------

                 Cash flows from financing activities:
                    Payment on subordinated notes payable                 (1,350)             --          --         (1,350)
                    Deferred financing costs                                   88          (385)          --           (297)
                    Proceeds from Term Loan B                                  --         16,125          --          16,125
                    Payments on Term Loan B                                    --        (1,537)          --         (1,538)
                    Proceeds from revolving credit facility                    --      1,224,000          --       1,224,000
                    Principal payments on revolving credit facility            --    (1,208,600)          --     (1,208,600)
                    Redemption of senior subordinated notes payable       (1,876)             --          --         (1,876)
                    Proceeds from issuance of common stock, net of
                    expenses                                                5,526             --          --           5,526
                    Principal payments under capital lease
                    obligations                                                --          (341)          --           (341)
                                                                      -----------   ------------ -----------  --------------

                    Net cash provided by financing activities               2,388         29,261          --          31,649
                                                                      -----------   ------------ -----------  --------------

                 Net increase in cash and cash equivalents                     --          1,258         757           2,015
                 Cash and cash equivalents, beginning of year                 (9)            437       1,660           2,088
                                                                      -----------   ------------ -----------  --------------

                 Cash and cash equivalents, end of year                  $    (9)   $      1,695 $     2,417     $     4,103
                                                                      ===========   ============ ===========  ==============




                                                                             As of December 31, 2003
                                                   ----------------------------------------------------------------------------
                                                                                                               Consolidated
                                                       Anteon                         Non-                        Anteon
                     Condensed Consolidated        International    Guarantor      Guarantor    Elimination    International
                        Balance Sheets              Corporation    Subsidiaries   Subsidiaries    Entries       Corporation
           --------------------------------------------------------------------------------------------------------------------
                                                           (in thousands)

           Cash and cash equivalents                 $       (9)  $        437   $       1,660  $        --     $     2,088
           Accounts receivable, net                          --        222,511             426           --         222,937
           Prepaid expenses and other current
             assets                                         303         29,484             115     (10,336)          19,566
           Property and equipment, net                    2,024         10,646              89           --          12,759
           Due from parent                             (188,718)       188,911           (193)           --              --
           Investment in and advances to
             subsidiaries                                30,780       (21,730)              --      (9,050)              --
           Goodwill, net                                168,532         43,673              --           --         212,205
           Intangible and other assets, net              73,230          4,495              --     (68,000)           9,725
                                                   ------------   ------------   -------------  -----------  --------------

             Total assets                            $   86,142   $    478,427   $       2,097  $  (87,386)     $   479,280
                                                   ============   ============   =============  ===========  ==============

           Indebtedness                              $    4,376   $    222,400   $          --  $  (68,000)     $   158,776
           Accounts payable                                 405         36,212             176           --          36,793
           Due to related party                              48             --              --           --              48
           Accrued expenses and other liabilities         3,267         82,917             496           --          86,680
           Deferred revenue                              10,336         11,372             411     (10,336)          11,783
           Other long-term liabilities                       --         10,498              --           --          10,498
                                                   -------------- ------------   -------------  -----------  --------------

             Total liabilities                           18,432        363,399           1,083     (78,336)         304,578
           Minority interest in subsidiaries                 --             --             210           --             210
           Total stockholders' equity  (deficit)         67,710        115,028             804      (9,050)         174,492
                                                   ------------   ------------   -------------  -----------  --------------

           Total liabilities and stockholders'
             equity (deficit)                        $   86,142   $    478,427   $       2,097  $  (87,386)    $    479,280
                                                   ============   ============   =============  ===========  ==============





                                                                    For the Year Ended December 31, 2003
                                                 ---------------------------------------------------------------------------
                                                                                                             Consolidated
                                                     Anteon                        Non-                         Anteon
                Condensed Consolidated           International    Guarantor      Guarantor    Elimination   International
               Statements of Operations           Corporation   Subsidiaries   Subsidiaries     Entries      Corporation
       ---------------------------------------------------------------------------------------------------------------------
                                                           (in thousands)

       Revenues                                    $         2  $  1,033,596  $       9,521   $     (645)    $  1,042,474
       Costs of revenues                                    --       889,424          8,485         (645)         897,264
                                                 -------------  ------------  -------------   -----------  --------------

         Gross profit                                        2       144,172          1,036            --         145,210

       Total operating expenses                          3,418        87,412            744      (30,477)          61,097
                                                 -------------  ------------  -------------   -----------  --------------

         Operating income                              (3,416)        56,760            292        30,477          84,113

       Other income                                      9,595        20,882             --      (30,477)              --
       Secondary offering expenses                         852            --             --            --             852
       Interest expense, net of interest income         14,461         9,805           (22)            --          24,244
       Minority interest in earnings of
         subsidiaries                                       --            --           (54)            --            (54)
                                                 -------------  ------------  -------------   -----------  --------------

        Income (loss) before provision for
        income taxes                                   (9,134)        67,837            260            --          58,963
       Provision (benefit) for income taxes            (3,589)        26,241            121            --          22,773
                                                 -------------  ------------  -------------   -----------  --------------

       Net income (loss)                           $   (5,545)  $     41,596  $         139   $        --  $       36,190
                                                 =============  ============  =============   ===========  ==============




                                                                        For the Year Ended December 31, 2003
                                                           ---------------------------------------------------------------
                                                                                                             Consolidated
                                                              Anteon                          Non-             Anteon
          Condensed Consolidated                           International    Guarantor       Guarantor       International
          Statements of Cash Flows                          Corporation    Subsidiaries    Subsidiaries      Corporation
       -------------------------------------------------------------------------------------------------------------------
                                                           (in thousands)
       Cash flows from operating activities:
       Net income (loss)                                      $  (5,545)     $   41,596      $      139      $ (36,190)
       Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
          Loss on disposals of property and equipment                 --            170              20             190
          Depreciation and amortization of property and
           equipment                                                 782          3,589              69           4,440
          Amortization of noncompete agreements                       --            101              --             101
          Other intangibles amortization                           2,227            122              --           2,349
          Amortization of deferred financing costs                 3,896            118              --           4,014
          Deferred income taxes                                       --        (1,742)              --         (1,742)
          Minority interest in earnings (losses) of
           subsidiaries                                               --             --              54              54
          Changes in assets and liabilities, net of
           acquired assets and liabilities                       179,518      (188,480)             809         (8,153)
                                                           -------------  -------------   -------------   -------------

          Net cash provided by (used in) operating
           activities                                            180,878      (144,526)           1,091          37,443
                                                           -------------  -------------   -------------   -------------

       Cash flows from investing activities:
          Purchases of property and equipment and other
           assets                                                  (442)        (2,552)            (55)         (3,049)
          Acquisition of ISI, net of cash acquired              (92,164)         (218))              --        (92,382)
                                                           -------------  -------------   -------------   -------------

          Net cash used in investing activities                 (92,606)        (2,770)            (55)        (95,431)
                                                           -------------  -------------   -------------   -------------

       Cash flows from financing activities:
          Principal payments on bank and other notes
          payable                                                     --           (43)              --            (43)
          Deferred financing costs                                   308        (3,036)              --         (2,728)
          Principal payments on Term Loan A                     (21,202)             --              --        (21,202)
          Proceeds from Term Loan B                                   --        150,000              --         150,000
          Proceeds from certain selling  stockholders
          related to our secondary offering                          852             --              --             852
          Proceeds from revolving credit facility                     --      1,009,500              --       1,009,500
          Principal payments on revolving credit facility             --     (1,012,100)             --      (1,012,100)
          Redemption of senior subordinated notes payable       (73,124)             --              --        (73,124)
          Proceeds from issuance of common stock, net of
            expenses                                               4,902             --              --           4,902
          Principal payments under capital lease
          obligation                                                  --          (247)              --           (247)
                                                           -------------  -------------   -------------   -------------

          Net cash provided by (used in) financing
          activities                                            (88,264)        144,074              --          55,810
                                                           -------------  -------------   -------------   -------------

       Net increase (decrease) in cash and cash
         equivalents                                                   8        (3,222)           1,036         (2,178)
       Cash and cash equivalents, beginning of year                 (17)          3,659             624           4,266
                                                           -------------  -------------   -------------   -------------
       Cash and cash equivalents, end of year              $         (9)  $         437   $       1,660   $       2,088
                                                           =============  =============   =============   =============




                                                                           For the Year Ended December 31, 2002
                                                         --------------------------------------------------------------------------
                                                                                                                     Consolidated
                                                             Anteon                         Non-                        Anteon
                      Condensed Consolidated              International    Guarantor     Guarantor     Elimination  International
                     Statements of Operations              Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
           ------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)

           Revenues                                      $         --    $   826,640   $     5,252    $   (6,066)   $    825,826
           Costs of revenues                                        2        712,725         4,667        (6,066)       711,328
                                                         ------------    -----------   -----------    -----------   -----------

             Gross profit                                         (2)        113,915           585             --       114,498

           Total operating expenses                             1,699         63,136           368       (15,099)        50,104
                                                         ------------    -----------   -----------    -----------   -----------

             Operating income                                 (1,701)         50,779           217         15,099        64,394

           Other income                                         7,181          8.335            --       (15,099)           417
           Interest expense, net of interest income            13,791          7,850          (15)             --        21,626
           Minority interest in earnings of subsidiaries           --             --          (18)             --          (18)
                                                         ------------    -----------   -----------    -----------   -----------

            Income (loss) before provision for income
              taxes                                           (8,311)         51,264           214             --        43,167
           Provision (benefit) for income taxes               (3,232)         19,835           120             --        16,723
                                                         ------------    -----------   -----------    -----------   -----------

           Net income (loss)                             $    (5,079)    $    31,429   $        94    $        --   $     26,444
                                                         ============    ===========   ===========    ===========   ============





                                                                           For the Year Ended December 31, 2002
                                                                                                             Consolidated
                                                                     Anteon                       Non-          Anteon
             Condensed Consolidated                              International    Guarantor     Guarantor   International
             Statements of Cash Flows                             Corporation   Subsidiaries  Subsidiaries   Corporation
          -------------------------------------------------------------------------------------------------------------------------

          Cash flows from operating activities:
          Net income (loss)                                         $  (5,079)  $    31,429   $        94   $      26,444
          Adjustments  to  reconcile  net  income  (loss) to net
             cash provided by (used in) operating activities:
             Loss  on disposals of property and equipment                   --           24             1              25
             Interest rate swap termination                            (1,903)           --            --         (1,903)
             Depreciation   and  amortization  of  property  and           632
              equipment                                                               3,613            49           4,294
             Other intangibles amortization                              1,687          220            --           1,907
             Amortization of deferred financing costs                    2,442           --            --           2,442
             Deferred income taxes                                       2,537        1,553            --           4,090
             Minority interest in earnings of subsidiaries                  --           --            18              18
             Changes in assets and liabilities,  net of acquired
              assets and liabilities                                   (2,256)     (37,041)           258        (39,039)
                                                                 -------------  -----------   -----------   -------------

           Net cash provided by (used in) operating activities         (1,940)        (202)           420         (1,722)
                                                                 -------------  -----------   -----------   -------------

          Cash flows from investing activities:
             Purchases  of  property  and  equipment  and  other
              assets                                                   (1,169)      (2,009)          (47)         (3,225)
              Proceeds from sales of businesses                             --        1,802            --           1,802
                                                                 -------------  -----------   -----------   -------------

           Net cash used in investing activities                       (1,169)        (207)          (47)         (1,423)
                                                                 -------------  -----------   -----------   -------------

          Cash flows from financing activities:
             Principal payments on bank and other notes payable             --         (47)            --            (47)
             Deferred financing costs                                    (642)        (650)            --         (1,292)
             Payments on subordinated notes payable                         --        (567)            --           (567)
             Principal payments on Term Loan A                        (25,853)           --            --        (25,853)
             Proceeds from revolving credit facility                        --      862,600            --         862,600
             Principal payments on revolving credit facility          (18,700)    (855,600)            --       (874,300)
             Redemption of senior subordinated notes payable          (25,000)           --            --        (25,000)
             Proceeds  from  issuance  of common  stock,  net of
              expenses                                                 81,808)           --            --          81,808
             Principal  payments on  subordinated  notes payable
              to stockholders                                          (7,499)           --            --         (7,499)
             Payment of subordinated notes payable-related party       (4,369)                         --         (4,369)
                                                                 -------------  -----------   -----------   -------------
             Net cash provided by (used in) financing activities         (255)        5,736            --           5,481
                                                                 -------------  -----------   -----------   -------------

          Net increase (decrease) in cash and cash equivalents         (3,364)        5,327           373           2,336
          Cash and cash equivalents, beginning of year                   3,347      (1,668)           251           1,930
                                                                 -------------  -----------   -----------   -------------
          Cash and cash equivalents, end of year                    $     (17)  $     3,659   $       624   $       4,266
                                                                 =============  ===========   ===========   =============

(18) Quarterly Results of Operations (Unaudited)

          The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

          Quarter ended:                           March 31       June 30      September 30      December 31       Total
                                                 -------------  ------------  ----------------  ---------------  -----------
          2004
              Revenues                           $    288,150       304,161           325,581          350,247    1,268,139
              Operating income                         23,537        24,914            27,668           29,910      106,029
              Net income                               13,334        14,665            16,849           16,957       61,805
              Basic earnings per common share            0.38          0.41              0.47             0.47         1.73
              Diluted earnings per common
               share                                     0.36          0.39              0.45             0.45         1.66

          2003
              Revenues                           $    228,591       254,093           279,080          280,710    1,042,474
              Operating income                         17,966        20,254            22,699           23,194       84,113
              Net income                                9,075        10,309            10,943            5,863       36,190
              Basic earnings per common share            0.26          0.30              0.31             0.17         1.04
              Diluted earnings per common
               share                                     0.25          0.28              0.30             0.16         0.98

(19) Segment Reporting

          Although the Company is organized by strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of all of the Company's government contracting units.