Form 10-Q
period 2005-05-09
ANTEON INTERNATIONAL CORP
filed 2005-05-16
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on May 16, 2005,

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                  --------------------------------------------
                                       OR

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

                                 (703) 246-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not Applicable
--------------------------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report.)

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

As of the close of business on May 12, 2005, there were 36,508,591 outstanding shares of the registrant's common stock, par value $0.01 per share.


CONTENTS

                                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

       ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  MARCH 31, 2005 AND DECEMBER 31, 2004                                                  1

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE MONTHS ENDED
                  MARCH 31, 2005 AND 2004                                                               2

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
                  FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
                  2004                                                                                  3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                                                  4

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                14

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           21
       ITEM 4.    CONTROLS AND PROCEDURES                                                              21


PART II.  OTHER INFORMATION REQUIRED IN REPORT

       ITEM 1.    LEGAL PROCEEDINGS                                                                    22
       ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER
                  PURCHASES OF EQUITY SECURITIES                                                       22
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                      22
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                     22
       ITEM 5.    OTHER INFORMATION                                                                    22
       ITEM 6.    EXHIBITS                                                                             22




                                                    PART I. FINANCIAL INFORMATION

                                    ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                                                               December 31,
                                                                        March 31, 2005             2004
                                                                      ------------------     ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $     35,145           $     4,103
     Accounts receivable, net                                                 299,133               317,296
     Prepaid expenses and other current assets                                 15,509                17,205
                                                                      ------------------     ---------------
Total current assets                                                          349,787               338,604

Property and equipment, net                                                    13,367                12,920
Goodwill                                                                      241,951               242,066
Intangible and other assets, net                                               18,329                19,836
                                                                      ------------------     ---------------
Total assets                                                             $    623,434           $   613,426
                                                                      ==================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term Loan B, current portion                                        $      1,650           $     1,650
     Obligations under capital leases, current portion                            196                   196
     Accounts payable                                                          34,936                46,430
     Accrued expenses                                                         107,156               102,593
     Deferred tax liability                                                     1,301                 2,448
     Income tax payable                                                        11,891                 1,556
     Other current liabilities                                                  1,530                   808
     Deferred revenue                                                          22,024                13,764
                                                                      ------------------     ---------------
Total current liabilities                                                     180,684               169,445

Term Loan B, less current portion                                             162,525               162,938
Revolving facility                                                                 --                19,800
Obligations under capital leases, less current portion                            230                   310
Noncurrent deferred tax liabilities, net                                        8,640                 8,460
Other long term liabilities                                                     4,397                 4,915
                                                                      ------------------     ---------------
Total liabilities                                                             356,476               365,868

Minority interest in subsidiaries                                                 311                   282

Stockholders' equity:
     Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued and outstanding as of March 31, 2005 and
        December 31, 2004                                                          --                    --
     Common stock, $0.01 par value; 175,000,000 shares authorized,
        36,379,283 and 36,218,476 shares issued and outstanding as
        of March 31, 2005 and December 31, 2004, respectively.                    364                   362
     Additional paid-in capital                                               127,962               126,508
     Accumulated other comprehensive income                                       145                   254
     Retained earnings                                                        138,176               120,152
                                                                      ------------------     --------------
Total stockholders' equity                                                    266,647               247,276
                                                                      ------------------     --------------
Total liabilities and stockholders' equity                               $    623,434          $    613,426
                                                                      ==================     ==============
See accompanying notes to unaudited condensed consolidated financial statements.




                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except share and per share data)

                                                                  For the three months ended
                                                                          March 31,
                                                               -----------------------------------
                                                                       2005             2004
                                                                  --------------  ---------------

   Revenues                                                       $     349,982    $    288,150
   Costs of revenues                                                    298,226         248,059
                                                                  -------------   -------------
        Gross profit                                                     51,756          40,091
                                                                  -------------   -------------
   Operating expenses:
        General and administrative expenses                              20,270          15,875
        Amortization of intangible assets                                   686             679
                                                                  -------------   -------------
            Total operating expenses                                     20,956          16,554
                                                                  -------------   -------------
            Operating income                                             30,800          23,537
   Other income, net                                                        873               2
   Interest expense,  net of interest income of $85 and
     $78, respectively                                                    2,214           1,794
   Minority interest in earnings of subsidiaries                           (29)             (5)
                                                                  -------------   -------------

   Income before provision for income taxes                              29,430          21,740
   Provision for income taxes                                            11,406           8,406
                                                                  -------------   -------------

   Net income                                                     $      18,024    $     13,334
                                                                  =============   =============

   Basic earnings per common share:                               $        0.50    $       0.38
                                                                  =============   =============
   Basic weighted average shares outstanding                         36,286,772      35,448,152

   Diluted earnings per common share:                             $        0.48    $       0.36
                                                                  =============   =============
   Diluted weighted average shares outstanding                       37,590,209      37,147,368

     See accompanying notes to unaudited condensed consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (A Delaware Corporation)

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                      For the three months ended March 31,
                                                                            2005                 2004
                                                                      ------------------    ----------------
OPERATING ACTIVITIES:
      Net income                                                         $      18,024        $     13,334
      Adjustments  to reconcile  net income to net cash  provided by operating activities:
         Gain on the reversal of an acquisition reserve                          (900)                  --
         Depreciation and amortization of property and equipment                 1,091               1,053
         Amortization of noncompete agreements                                      42                  42
         Other intangibles amortization                                            644                 637
         Amortization of deferred financing fees                                   163                 184
         Deferred income taxes                                                   (966)               (877)
         Minority interest in earnings of subsidiaries                              29                   5
         Changes in assets and liabilities                                      33,586            (13,829)
                                                                         -------------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       51,713                 549
                                                                         -------------        ------------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                        (1,538)               (685)
      Refund  of  escrow   related  to   acquisition  of  Integrated
        Management Services, Inc.                                                  115                  --
                                                                         -------------        ------------
NET CASH USED FOR INVESTING ACTIVITIES                                         (1,423)               (685)
                                                                         -------------        ------------
FINANCING ACTIVITIES:
      Principal payments on capital lease obligations                             (80)                (82)
      Deferred financing fees                                                       --                (75)
      Principal payments on Term Loan B                                          (413)               (375)
      Proceeds from revolving credit facility                                  228,800             254,900
      Principal payments on revolving credit facility                        (248,600)           (255,200)
      Proceeds from issuance of common stock, net of expenses                    1,045               1,109
                                                                         -------------        ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                          (19,248)                 277
                                                                         -------------        ------------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                 31,042                 141
      Cash and cash equivalents, beginning of period                             4,103               2,088
                                                                         -------------        ------------

      Cash and cash equivalents, end of period                           $      35,145        $      2,229
                                                                         =============        ============

Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                      $       2,136        $      1,689
                                                                         =============        ============
      Income taxes paid, net                                             $       1,622        $        716
                                                                         =============        ============

See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004



(1)      Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three months ended March 31, 2005 may not be indicative of the results of operations for the year ending December 31, 2005, or any future period. This financial information should be read in conjunction with the Company's December 31, 2004 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on March 10, 2005.

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

(3)      Acquisition of Integrated Management Services, Inc.

     On August 11, 2004, the Company purchased all of the outstanding stock of Integrated Management Services, Inc. ("IMSI"), a provider of high end, mission critical information and securities solutions, based in Arlington, Virginia, for a total purchase price of $29.0 million including transaction costs. The Company financed the acquisition through borrowings under its existing Credit Facility. Under the terms of the stock purchase agreement, the Company may be obligated to pay up to $2.0 million of additional consideration if certain milestones are met by June 30, 2005. The transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. The identifiable intangible assets consisted of $5.9 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by the Company. Goodwill recognized from this acquisition was approximately $20.5 million and is deductible for tax purposes. Pursuant to the requirements of SFAS No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a material and significant acquisition and, therefore, pro forma disclosures are not presented in the unaudited condensed consolidated financial statements.

(4)      Acquisition of Simulation Technologies, Inc.

     On July 27, 2004, the Company purchased all of the outstanding stock of Simulation Technologies, Inc. ("STI"), a provider of modeling and simulation software solutions and services, headquartered in San Antonio, Texas, for a total purchase price of $15.1 million (net of cash acquired), including transaction costs. The Company financed the acquisition through borrowings under its existing Credit Facility. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $2.6 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. Goodwill recognized from this acquisition was approximately $9.5 million and is not deductible for tax purposes. Pursuant to the requirements of SFAS No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a material and significant acquisition and, therefore, pro forma disclosures are not presented in the unaudited condensed consolidated financial statements.


(5)      Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, or "APB No. 25," Accounting for Stock Issued to Employees. The Company has an employee stock option plan. Compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option at the date of grant. No stock-based compensation expense for options granted to employees has been recorded in the accompanying condensed consolidated financial statements. The Company discloses the pro forma effect on net income as if the fair value based method of accounting as defined in SFAS No. 123, Accounting for Stock-based Compensation, had been applied.

     The Company accounts for stock options granted to non-employees using the fair value method of accounting as prescribed by SFAS No. 123. Compensation expense related to stock options granted to non-employees is not significant.

     The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                           Three Months Ended      Three Months Ended
                                                                             March 31, 2005          March 31, 2004
                                                                           --------------------    --------------------
                                                                              (in thousands, except per share data)

               Net income, as reported                                         $      18,024           $     13,334
               Deduct: total stock-based compensation expense
                   determined under the fair value method, net of tax                    989                    960
                                                                               -------------           ------------
               Pro forma net income                                            $      17,035           $     12,374

               Earnings per share:
               Basic-as reported                                               $        0.50           $       0.38
                                                                               =============           ============
               Basic-pro forma                                                 $        0.47           $       0.35
                                                                               =============           ============
               Diluted-as reported                                             $        0.48           $       0.36
                                                                               =============           ============
               Diluted-pro forma                                               $        0.45           $       0.33
                                                                               =============           ============

(6)      Comprehensive Income

     Comprehensive income for the three months ended March 31, 2005 and 2004 was approximately $17.9 million and $13.4 million, respectively. Other comprehensive income (loss) for the three months ended March 31, 2005 and 2004 includes foreign currency translation gain (loss), of approximately ($109,000) and $27,000, respectively, and increases in the fair value of interest rate swaps of zero and approximately $69,000, net of tax, respectively.

(7)      Computation of Earnings Per Share

                                                     For the three months ended
                                                           March 31, 2005

                                      Income             Weighted average         Per Share
                                    (Numerator)         shares (Denominator)       Amount
                                           (in thousands, except share and per share data)

Basic earnings per share:
Net income                         $       18,024           36,286,772          $       0.50
                                   ==============                               ============
Stock options                                  --            1,303,437                    --
Diluted earnings per share:
Net income                         $       18,024           37,590,209          $       0.48
                                   ==============                               ============


                                                     For the three months ended
                                                           March 31, 2004

                                       Income            Weighted average         Per Share
                                     (Numerator)        shares (Denominator)       Amount
                                           (in thousands, except share and per share data)

Basic earnings per share:
Net income                         $       13,334           35,448,152          $   0.38
                                   ==============                               ============
Stock options                                  --            1,699,216                    --
Diluted earnings per share:
Net income                         $       13,334           37,147,368          $       0.36
                                   ==============                              =============

(8)      Domestic Subsidiaries Summarized Financial Information

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


                                                                          As of March 31, 2005
                                            ----------------------------------------------------------------------------------
Unaudited Condensed Consolidated                                                                               Consolidated
Balance Sheets                                 Anteon                                                             Anteon
                                           International     Guarantor       Non-Guarantor     Elimination     International
                                            Corporation     Subsidiaries     Subsidiaries        Entries        Corporation
                                          --------------   --------------   --------------    ------------    ----------------
                                                                             (in thousands)
Cash and cash equivalents                  $          --    $      33,395    $      1,750     $        --     $      35,145
Accounts receivable, net                              --          298,270             863              --           299,133
Other current assets                               1,188           24,705             561        (10,945)            15,509
Property and equipment, net                        1,415           11,785             167              --            13,367
Due from parent                                (182,087)          181,701             386              --                --
Investments in and advances to
  subsidiaries                                    33,222         (40,893)              --           7,671                --
Goodwill                                         177,732           64,219              --              --           241,951
Intangible and other assets, net                  73,318           13,011              --        (68,000)            18,329
                                           -------------    --------------   ------------     -----------     -------------
Total assets                               $     104,788    $     586,193    $      3,727     $  (71,274)     $     623,434
                                           =============    ==============   ============     ===========     =============

Indebtedness                               $          --    $     232,175    $         --     $  (68,000)     $     164,175
Accounts payable                                   1,241           33,232             463              --            34,936
Accrued expenses and other current
  liabilities                                      3,975          117,505             594              --           122,074
Deferred revenue                                  10,945           21,018           1,006        (10,945)            22,024
Other long-term liabilities                           --           13,267              --              --            13,267
                                           -------------    --------------   ------------     -----------     -------------

Total liabilities                                 16,161          417,197           2,063        (78,945)           356,476

Minority interest in subsidiaries                     --               --             311              --               311
Total stockholders' equity                        88,627          168,996           1,353           7,671           266,647
                                           -------------    --------------   ------------     -----------     -------------

Total liabilities and stockholders'
  equity (deficit)                         $     104,788    $     586,193    $      3,727     $  (71,274)     $     623,434
                                           =============    ==============   ============     ===========     =============





                                                             For the three months ended March 31, 2005
                                         -----------------------------------------------------------------------------------
 Unaudited Condensed Consolidated                                                                             Consolidated
 Statements of Operations                   Anteon                                                              Anteon
                                         International      Guarantor      Non-Guarantor     Elimination      International
                                          Corporation      Subsidiaries     Subsidiaries       Entries         Corporation
                                       ---------------   -------------     ------------     -----------      --------------
                                                                           (in thousands)

Revenues                                $        --      $    348,747     $        4,376    $   (3,141)      $     349,982
Costs of revenues                                --           297,091              4,276        (3,141)            298,226
                                        -----------      ------------     --------------    -----------      -------------
Gross profit                                     --            51,656                100             --             51,756
Total operating expenses                        626            31,568                 32       (11,270)             20,956
                                        -----------      ------------     --------------    -----------      -------------
Operating income (loss)                       (626)            20,088                 68         11,270             30,800
Other income (loss), net                      3,630             8,513                 --       (11,270)                873
Interest expense (income), net                (668)             2,888                (6)             --              2,214
Minority interest in earnings of
  subsidiaries                                   --                --               (29)            --                (29)
                                        -----------      ------------     --------------    -----------      -------------
Income  before  provision  for income
  taxes                                       3,672            25,713                 45             --             29,430
Provision for income taxes                    1,569             9,793                 44             --             11,406
                                        -----------      ------------     --------------    -----------      -------------
Net income                              $     2,103      $     15,920     $            1    $        --      $      18,024
                                        ===========      ============     ==============    ===========      =============




                                                                     For the three months ended March 31, 2005
                                                      ------------------------------------------------------------------
Unaudited Condensed Consolidated Statements of                                                              Consolidated
Cash Flows                                                 Anteon                                              Anteon
                                                        International     Guarantor        Non-Guarantor   International
                                                         Corporation     Subsidiaries      Subsidiaries     Corporation
                                                        -------------     ------------     ------------     -----------
                                                                                 (in thousands)
Operating Activities:
Net income                                              $       2,103    $     15,920     $          1     $     18,024
Adjustments  to  reconcile  net  income to net cash
  provided by (used for) operating activities:
     Gain on reversal of an acquisition reserve                    --           (900)               --            (900)
     Depreciation  and amortization of property and
      equipment                                                   217             860               14            1,091
     Amortization of intangible assets                            351             335               --              686
     Amortization of deferred financing fees                       --             163               --              163
     Deferred income taxes                                         --           (966)               --            (966)
     Minority interest in earnings of subsidiaries                 --              --               29               29
     Changes in assets and liabilities                        (3,615)          37,915            (714)           33,586
                                                        -------------    ------------     ------------     ------------
Net  cash   provided  by  (used  for)   operating
  activities                                                    (944)          53,327            (670)           51,713
                                                        -------------    ------------     ------------     ------------

Investing activities:
  Purchases of property, equipment and other assets              (92)         (1,449)                3          (1,538)
   Refund  of  escrow  related  to  acquisition  of
     Integrated Management Services, Inc.                          --             115               --              115
                                                        -------------    ------------     ------------     ------------
Net  cash   provided  by  (used  for)   investing
  activities                                                     (92)         (1,334)                3          (1,423)
                                                        -------------    ------------     ------------     ------------


Financing activities:
  Principal payments on capital lease obligations                  --            (80)               --             (80)
  Principal payments on Term Loan B                                --           (413)               --            (413)
  Proceeds from revolving credit facility                          --         228,800               --          228,800
  Principal payments on revolving credit facility                  --       (248,600)               --        (248,600)
  Proceeds from  issuance of common  stock,  net of
  expenses                                                      1,045              --               --            1,045
                                                        -------------    ------------     ------------     ------------
  Net  cash   provided   by  (used   for)   financing
  activities                                                    1,045        (20,293)               --         (19,248)
                                                        -------------    ------------     ------------     ------------

Net   increase   (decrease)   in  cash   and   cash
  equivalents                                                       9          31,700            (667)           31,042
Cash and cash equivalents, beginning of period                    (9)           1,695            2,417            4,103
                                                        -------------    ------------     ------------     ------------
Cash and cash equivalents, end of period                $          --    $     33,395     $      1,750     $     35,145
                                                        =============    ============     ============     ============




                                                           For the three months ended March 31, 2004
                                               ------------------------------------------------------------------
                                                                                                          Consolidated
                                           Anteon                                                            Anteon
 Unaudited Condensed Consolidated       International     Guarantor      Non-Guarantor    Elimination    International
 Statements of Operations                Corporation     Subsidiaries    Subsidiaries       Entries       Corporation
                                       --------------   --------------  --------------    ------------  -----------------
                                                                        (in thousands)

Revenues                                 $         (2)    $    287,102    $      1,164    $      (114)   $      288,150
Costs of revenues                                  (1)         247,057           1,117           (114)          248,059
                                         -------------    ------------    ------------    ------------   --------------

Gross profit                                       (1)          40,045              47              --           40,091
Total operating expenses                           956          25,086              18         (9,506)           16,554
                                         -------------    ------------    ------------    ------------   --------------

Operating income (loss)                          (957)          14,959              29           9,506           23,537
Other income (expense)                           3,163           6,345              --         (9,506)                2
Interest expense (income), net                   (405)           2,207             (8)              --            1,794
Minority  interest  in  earnings  of
  subsidiaries                                      --              --             (5)              --              (5)
                                         -------------    ------------    ------------    ------------   --------------

Income  before  provision for income
  taxes                                          2,611          19,097              32              --           21,740
Provision for income taxes                         271           8,123              12              --            8,406
                                         -------------    ------------    ------------    ------------   --------------

Net income                               $       2,340    $     10,974    $         20    $         --   $       13,334
                                         =============    ============    ============    ============   ==============




                                                              For the three months ended March 31, 2004
                                                                                                            Consolidated
                                                          Anteon                                              Anteon
Unaudited Condensed Consolidated Statements of          International         Guarantor    Non-Guarantor    International
Cash Flows                                               Corporation        Subsidiaries   Subsidiaries     Corporation
                                                       ---------------      ------------   -------------   --------------
                                                                        (in thousands)
Operating Activities:
Net income                                             $         2,340      $     10,974    $         20    $     13,334
Adjustments  to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation  and amortization of property and
    equipment                                                      168               875              10           1,053
  Amortization of noncompete agreements                             --                42              --              42
  Other intangibles amortization                                   637                --              --             637
  Amortization of deferred financing fees                           33               151              --             184
  Deferred income taxes                                             --             (877)              --           (877)
  Minority interest in earnings of subsidiaries                     --                --               5               5
  Changes in assets and liabilities                            (4,373)           (8,975)           (481)        (13,829)
                                                       ---------------      ------------   -------------   --------------
  Net  cash  provided  by (used  for)  operating
    activities                                                 (1,195)             2,190           (446)             549
                                                       ---------------      ------------   -------------   --------------

Investing activities:
  Purchases  of  property,  equipment  and other
  assets                                                          (15)             (646)            (24)           (685)
                                                       ---------------      ------------   -------------   --------------

Financing activities:
  Deferred financing fee                                           101             (176)              --            (75)
  Principal payments on Term Loan B                                 --             (375)              --           (375)
  Proceeds from revolving credit facility                           --           254,900              --         254,900
  Principal payments on revolving credit facility                   --         (255,200)              --       (255,200)
  Principal payments under capital lease obligations                --              (82)              --            (82)
   Proceeds from  issuance of common stock,  net
    of expenses                                                  1,109                --              --           1,109
                                                       ---------------      ------------   -------------   --------------
Net  cash  provided  by  (used  for)   financing
 activities                                                      1,210             (933)              --             277
                                                       ---------------      ------------   -------------   --------------

Net  increase   (decrease)   in  cash  and  cash                    --                             (470)             141
  equivalents                                                                        611
Cash and cash equivalents, beginning of period                     (9)               437           1,660           2,088
                                                       ---------------      ------------   -------------   --------------
Cash and cash equivalents, end of period               $           (9)      $      1,048    $      1,190    $      2,229
                                                       ===============      ============   =============   ==============

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

(10)     Interest Rate Swap Agreements

     During the year ended December 31, 2004, the last of the Company's interest rate swap agreements, with a notional value of $10.0 million, matured.

(11)     Supplemental Retirement Savings Plan

     The Company implemented a Supplemental Retirement Savings Plan (the "Plan") on January 1, 2004, that was amended on January 1, 2005, that permits eligible employees and directors to defer all or a portion of their annual cash compensation. The Company amended the Plan to comply with the requirements of the American Jobs Creation Act signed into law on October 22, 2004. The Company also filed a Registration Statement on Form S-8 with the Securities and Exchange Commission ("SEC") to register the participation interests under the Plan. The assets of the Plan are held in a trust to which contributions are made by the Company based on amounts elected to be deferred by the Plan participants. The Plan is treated as unfunded for tax purposes and its assets are subject to the general claims of the Company's creditors. In order to provide for an accumulation of assets comparable to the contractual liabilities accruing under the Plan, the Company may direct the trustee of the Plan to invest the assets to correspond to the hypothetical investment choices made by the Plan participants.

     The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities, and obligations are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of March 31, 2005, the deferred compensation obligation was approximately $1.5 million. For the three months ended March 31, 2005, the adjustments to fair market value were not significant.

(12)     Employee Stock Purchase Plan

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

(13)     Omnibus Stock Plan

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

(14)     Legal Proceedings

     The Company is involved in various legal proceedings in the ordinary course of business.

     The Company cannot predict the ultimate outcome of these matters, but does not believe that such matters will have a material impact on its financial position or results of operations.


(15)     Recent Accounting Pronouncements

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

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. (SFAS No. 123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective for public companies with fiscal years beginning after July 1, 2005. This new standard may be adopted in one of two ways - the modified prospective transition method or the modified retrospective transition method. The Company is currently assessing the impact of SFAS No. 123R on its operating results and financial condition.

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results and do not intend to do so. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following:

     o changes in the U.S. federal government procurement laws, regulations, policies and budgets;

     o    changes   specifically  in  U.S.  federal   government   military  and
          security-related outsourcing policies;

     o    the number and type of contracts and task orders awarded to us;

     o the integration of acquisitions without disruption to our other business activities;

     o    changes in general economic and business conditions;

     o    technological changes;

     o    the ability to attract and retain qualified personnel;

     o    competition; and

     o    our ability to retain our contracts during any rebidding process.

GENERAL

     We are a leading provider of information technology solutions and systems engineering and integration services to U.S. federal government clients as measured by revenue. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations.
     We have a broad client and contract base and a diverse contract mix. We currently serve over 1,000 U.S federal government clients in more than 50 government agencies, as well as state and foreign governments. For the three months ended March 31, 2005, approximately 92.5% of our revenue was derived from contracts with the Department of Defense, or "DOD", Department of Homeland
Security, or "DHS" and intelligence agencies, and approximately 6.7% from civilian agencies of the U.S. federal government. For the three months ended March 31, 2005, approximately 86.3% of our revenue was from contracts where we were the lead, or "prime" contractor. For the three months ended March 31, 2005, our diverse contract base had approximately 700 active contracts and approximately 3,900 active task orders, and our largest contract or task order accounted for approximately 8.8% of our revenue.

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

Revenue Recognition

     For the three months ended March 31, 2005, we estimate that approximately 99% of our revenues were derived from services and approximately 1% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenues for time and materials contracts are recognized as time is spent at hourly  rates,  which  are  negotiated  with the  customer  plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenues are recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs, a fixed amount or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost-plus type contracts, which are referred to as cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate for the company on similar tupe contracts. Under substantially all fixed price contracts, which are predominantly level of effort contracts, revenues are recognized using the cost-to-cost method for all services provided. Fixed price contracts that involve a defined number of hours or a defined category of personnel are referred to as "level of effort" contracts. For non-service-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate our contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

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

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 41% time and materials, 36% cost-plus and 23% fixed price (a substantial majority of which were firm fixed price level of effort, which have lower risk than other types of fixed price contracts) during the three months ended March 31, 2005. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts with the U.S. federal government, operating profits are statutorily limited to 10% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

     We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders and, on occasion, issues may arise that could lead to accounts receivable not being fully collected.

Costs of Revenues

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and assigned to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be assigned or allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions, bad debt expense and certain general and administrative expenses. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to control our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

Goodwill Impairment

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $242.0 million and $242.1 million as of March 31, 2005 and December 31, 2004, respectively. In accordance with SFAS No. 142, we test our goodwill for impairment at least annually using a fair value approach. We have completed our annual impairment analysis as of September 30, 2004, noting no indications of impairment for any of our reporting units. As of March 31, 2005, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our planned annual test as of September 30, 2005.

Long-Lived Assets and Identifiable Intangible Asset Impairment

     The net carrying amount of long-lived assets and identifiable intangible assets was approximately $23.9 million and $24.1 million at March 31, 2005 and December 31, 2004, respectively. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. None of these events occurred during the three months ended March 31, 2005. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability.

     In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on the ability to maintain our customers and the continued funding of our contracts and tasks by the government. Based upon contract value, we have been able to historically win more than 90% of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions, which have generally resulted in either maintaining or improving margins on our contracts and tasks. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

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

Statements of Operations

     The following is a description of the elements of certain line items from our unaudited condensed consolidated statements of operations, which include the operations of IMSI and STI, since August 11, 2004 and July 27, 2004, the dates of their respective acquisitions.

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

     Other  income  is  from  non-core   business  items  such  as  fair  market
adjustments to the retirement savings plan and a gain on the reversal of a reserve created from a prior acquisition.

     Amortization expenses relate to intangible assets from our acquisitions. These intangible assets consist of a noncompete agreement, contract backlog and contracts and related customer relationships acquired as part of our acquisitions.

     Interest expense is primarily related to our term loans and revolving facility, our Senior Subordinated Notes due 2009, or the "12% Notes", interest rate swaps and amortization of deferred financing costs. None of our 12% Notes remained outstanding after June 2004.

Funded Backlog and Total Estimated Remaining Contract Value

     Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. We believe that our demonstrated performance record and service excellence have enabled us historically to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted. We have increased our total remaining estimated contract value by approximately $93 million, from $6.3 billion at December 31, 2004, to $6.4 billion at March 31, 2005. Funded backlog increased $40 million to $870.9 million at March 31, 2005, from $830.9 million as of December 31, 2004.

     Our total estimated remaining contract value, excluding new indefinite delivery, indefinite quantity "IDIQ" and multiple award contracts, represents the aggregate contract revenue we estimate will be earned over the remaining life of our contracts including all option years. For IDIQ and multiple award contracts, we compute the total estimated remaining contract value by calculating the three month rolling average run rate on each of these contracts and extrapolating it over the life of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment for goods and services. Because the U.S federal government operates under annual appropriations, agencies of the U.S. federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated remaining contract value is not funded backlog. Our total estimated remaining contract value is based on our experience under contracts and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                                 For the Three Months Ended March 31,
                                                               2005                                2004
                                                               ----                                ----
                                                                           ($ in thousands)
Revenues                                           $       349,982       100.0%    $      288,150         100.0%
Costs of revenues                                          298,226         85.2           248,059           86.1
                                                   ---------------   ----------    --------------    -----------
Gross profit                                                51,756         14.8            40,091           13.9
                                                   ---------------   ----------    --------------    -----------
Operating expenses:
     General and administrative expenses                    20,270          5.8            15,875            5.5
     Amortization of intangible assets                         686          0.2               679            0.2
                                                   ---------------   ----------    --------------    -----------
Total operating expenses                                    20,956          6.0            16,554            5.7
                                                   ---------------   ----------    --------------    -----------
Operating income                                            30,800          8.8            23,537            8.2
Other income, net                                              873          0.2                 2             --
Interest expense, net                                        2,214          0.6             1,794            0.7
Minority interest in earnings of subsidiaries                 (29)           --               (5)             --
                                                   ---------------   ----------    --------------    -----------
Income before income taxes                                  29,430          8.4            21,740            7.5
Provision for income taxes                                  11,406          3.3             8,406            2.9
                                                   ---------------   ----------    --------------    -----------
Net income                                         $        18,024         5.1%    $       13,334           4.6%
                                                   ===============   ==========    ==============    ===========


REVENUES

     For the three months ended March 31, 2005, revenues increased by $61.8 million, or 21.5%, to $350.0 million from $288.2 million for the three months ended March 31, 2004. The increase in revenues was attributable to organic growth and the acquisitions of IMSI and STI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe that organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the three months ended March 31, 2005, our organic growth was 17.1%. The acquisitions of IMSI and STI combined accounted for approximately $12.4 million of the revenue growth for the three months ended March 31, 2005. The increase in revenue was driven by the increased tasking and related increases in employee headcount in the following business areas: task orders in support of a wide range of federal government agencies under our GSA Applications and Support for Widely-diverse End User Requirements (ANSWER) and Management and Business Services (MOBIS) contracts; Stricom Omnibus Contract including Military Operations on Urban Terrain; and task orders under our Naval Sea Systems Command (NAVSEA) Multiple Award Contract.

COSTS OF REVENUES

     For the three months ended March 31, 2005, costs of revenues increased by $50.2 million, or 20.2%, to $298.2 million from $248.1 million for the three months ended March 31, 2004. The increase in costs of revenues was due to the corresponding growth in revenues resulting from organic growth, the acquisitions of IMSI and STI and the increase in employee headcount.

GENERAL and ADMINISTRATIVE EXPENSES

     For the three months ended March 31, 2005, general and administrative expenses increased $4.4 million, or 27.7%, to $20.3 million from $15.9 million for the three months ended March 31, 2005. General and administrative expenses for the three months ended March 31, 2005, as a percentage of revenues, increased to 5.8% from 5.5%. The dollar increase was primarily attributable to the overall growth in the business and additions to the allowance for uncollectible receivables.

AMORTIZATION

     For the three months ended March 31, 2005, amortization expense increased $7,000, or 1.0%, to $686,000 from $679,000 for the comparable period in 2004.
Amortization as a percentage of revenues for the three months ended March 31, 2005 remained constant at 0.2%.

OPERATING INCOME

     For the three months ended March 31, 2005, operating income increased $7.3 million, or 30.9%, to $30.8 million from $23.5 million for the three months ended March 31, 2004. Operating income as a percentage of revenues increased to 8.8% for the three months ended March 31, 2005 from 8.2% for the same period in 2004, primarily as a result of an increase in labor based revenues and improvements to profit rates on certain contracts.

OTHER INCOME

     For the three months ended March 31, 2005, other income increased to $873,000 from $2,000 for the three months ended March 31, 2004. The increase in other income, for the three month period, was primarily related to a gain on the reversal of a reserve created from a prior acquisition.

INTEREST EXPENSE, NET

     For the three month period ended March 31, 2005, interest expense, net of interest income, increased $420,000, or 23.4%, to $2.2 million from $1.8 million for the three months ended March 31, 2004. The increase in interest expense was due to the higher interest rates and a higher principal balance on the Term Loan B as of March 31, 2005. The Term Loan B balance as of March 31, 2005 and 2004 was $164.2 million and $149.6 million, respectively. During the three months ended March 31, 2005, the interest rate on the Term Loan B borrowings ranged from 4.31% to 4.60% compared to a range of 3.11% to 3.16% on the previous term loan for the same period in the prior year.

PROVISION FOR INCOME TAXES

     Our effective tax rate for the three months ended March 31, 2005 was 38.8% compared to an effective tax rate of 38.7% for the three months ending March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the Three Months Ended March 31, 2005 and 2004

     We generated $51.7 million and $549,000 in cash from operations for the three months ended March 31, 2005 and 2004, respectively. This increase in cash flows was due to an improvement in collections on accounts receivables. Total days sales outstanding, or "DSO," at March 31, 2005 decreased to 77 days, from 82 days as of December 31, 2004. The decrease in DSO during the period was due to improved timing of receipt of payments, and the collections of some outstanding 2004 invoices from various government payment offices. Our cash flows from operations are dependant on the timing of receipts from various government payment offices and, as a result, may differ from period to period and such differences could be significant. Accounts receivable totaled $299.1 million at March 31, 2005 and represented 48.0% of total assets at that date.
For the three months ended March 31, 2005, net cash used for investing activities was $1.4 million, which was primarily attributable to the purchase of property and equipment. Cash used in financing activities was $19.2 million for the three months ended March 31, 2005, primarily related to the paydown of the revolving loan portion of our Credit Facility with funds generated from operations.

LIQUIDITY

     Our principal working capital need is for funding accounts receivable, which has typically increased with the growth in our business. As of March 31, 2005, working capital decreased by $57,000 to $169.1 million from $169.2 million for the year ended December 31, 2004. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under the revolving portion of our Credit Facility. In addition, we are scheduled to pay quarterly installments of $412,500 under the Term Loan B until the Credit Facility matures on December 31, 2010. As of March 31, 2005, we did not have any capital commitments greater than $1.0 million.

     We have relatively low capital investment requirements. Capital expenditures were $1.5 million and $685,000 for the three months ended March 31, 2005 and 2004, respectively, primarily for leasehold improvements and office equipment.

     We intend to, and expect over the next twelve months to be able to, fund our operating cash, capital expenditure and debt service requirements through cash flows from operations and borrowings under our revolving portion of our Credit Facility. Over the longer term, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside our control.

CAPITAL RESOURCES

     Prior to September 30, 2004, our Credit Facility provided, among other things, a Term Loan B in the amount of $150.0 million with a maturity date of December 31, 2010 and the extension of the maturity date of the revolving loan portion of our Credit Facility to December 31, 2008. In addition, the Credit Facility permits us to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. All borrowings under our Credit Facility are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA and maximum ratio of senior debt to EBITDA, as defined in the Credit Facility. For the three months ended March 31, 2005, we were in compliance with all of the financial covenants. Additionally, as a result of changes made in the amendment and restatement, as described below, revolving loans are now based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans. Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility.

     On September 30, 2004, we entered into a second amendment to our Credit Facility. This amendment provided an additional $16.1 million of borrowings by increasing our Term Loan B to $165.0 million, and lowered the interest rates on Term Loan B borrowings by 0.25%. The additional $16.1 million in borrowings did not reduce the $200.0 million in potential additional borrowings described above. As of March 31, 2005, total debt outstanding was $164.2 million, consisting of $164.2 million of Term Loan B, and zero outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of March 31, 2005 were $194.7 million. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     We use off-balance sheet financing, primarily to finance certain capital items. Operating leases are used primarily to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of March 31, 2005, we financed equipment with an original cost of approximately $14.0 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. In addition, our offices, warehouse and shop facilities are obtained through operating leases. Other than the operating leases described above, we do not have any other off-balance sheet financing.

INFLATION

     We do not believe that inflation has had a material effect on our business in the three months ended March 31, 2005 as we are able to build escalation into our contract rates each year.

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

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $423,000 and $368,000 for the three months ended March 31, 2005 and 2004, respectively.

ITEM 4.         CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Anteon International Corporation Employee Stock Purchase Plan ("ESPP") became effective on April 1, 2004

     The Company has filed a Registration Statement on Form S-8 with the SEC to register 1.2 million shares of the Company's common stock under the ESPP. The table below details the total shares purchased to date under the plan:

                                                               (c) Total  Number of     (d)  Maximum   Number  of
                                              (b)Average         Shares Purchased as        Shares that May Yet
                      (a) Total  Number of    Price  Paid per     Part of  Publicly         Be Purchased Under
Period                   Shares Purchased         Share            Announced Plans               the Plan
------                   ----------------       ----------        -----------------            ------------

July 1, 2004                     14,668         $    32.29                  14,668                1,185,332
October 1, 2004                  16,262         $    37.20                  16,262                1,169,070
January 1, 2005                  14,669         $    41.77                  14,669                1,154,401
                        ---------------       ------------       -----------------          ---------------
Total                            45,599                                     45,599                1,154,401


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION

                  NONE

ITEM 6.           EXHIBITS

                10.1 Form of executive retention agreement between Anteon International Corporation and its executive officers as entered into from time to time.
                31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
                31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
                32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ANTEON INTERNATIONAL CORPORATION


Date:    May 16, 2005           /s/ Joseph M. Kampf
        ----------------        -----------------------------------------
                                Joseph M. Kampf - President and
                                                  Chief Executive Officer



Date:   May 16, 2005            /s/ Charles S. Ream
        ----------------        ----------------------------------------------
                                Charles S. Ream - Executive Vice President and
                                                  Chief Financial Officer