Form 10-Q
period 2005-06-30
ANTEON INTERNATIONAL CORP
filed 2005-08-03
CIK 1163842

Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on August 3, 2005,

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

---------------------------------------------------------

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number       001-31258

ANTEON INTERNATIONAL CORPORATION

---------------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Delaware ----------------------------- (State or other jurisdiction of incorporation or organization	13-3880755 ----------------- (I.R.S. Employer Identification No.

3211 Jermantown Road, Fairfax, Virginia 22030-2801

(Address of principal executive office)

(Zip Code)

(703) 246-0200

(Registrant’s telephone number, including area code)

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

As of the close of business on July 29, 2005, there were 37,081,862 outstanding shares of the registrant’s common stock, par value $0.01 per share.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 30,125	$ 4,103
Short term investments	30,000	--
Accounts receivable, net	296,925	317,296
Prepaid expenses and other current assets	25,312	17,205
Total current assets	382,362	338,604

Property and equipment, net	13,736	12,920
Goodwill	241,965	242,066
Intangible and other assets, net	17,755	19,836
Total assets	$ 655,818	$ 613,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term Loan B, current portion	$ 1,650	$ 1,650
Obligations under capital leases, current portion	135	196
Accounts payable	37,543	46,430
Accrued expenses	117,598	102,593
Deferred tax liability	2,940	2,448
Income tax payable	1,074	1,556
Other current liabilities	1,671	808
Deferred revenue	20,886	13,764
Total current liabilities	183,497	169,445

Term Loan B, less current portion	162,113	162,938
Revolving facility	--	19,800
Obligations under capital leases, less current portion	264	310
Noncurrent deferred tax liabilities, net	8,120	8,460
Other long term liabilities	4,644	4,915
Total liabilities	358,638	365,868

Minority interest in subsidiaries	335	282

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued and outstanding as of June 30, 2005 and December 31, 2004	--	--
Common stock, $0.01 par value; 175,000,000 shares authorized, 36,995,384 and 36,218,476 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively.	370	362
Additional paid-in capital	138,221	126,508
Accumulated other comprehensive income	104	254
Retained earnings	158,150	120,152
Total stockholders' equity	296,845	247,276
Total liabilities and stockholders' equity	$ 655,818	$ 613,426

See accompanying notes to unaudited condensed consolidated financial statements.

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,

	2005	2004	2005	2004
Revenues	$ 368,595	$ 304,161	$ 718,577	$ 592,311
Costs of revenues	314,981	262,195	613,207	510,254
Gross profit	53,614	41,966	105,370	82,057
Operating expenses:
General and administrative expenses	18,470	16,372	38,740	32,247
Amortization of intangible assets	686	680	1,372	1,359
Total operating expenses	19,156	17,052	40,112	33,606
Operating income	34,458	24,914	65,258	48,451
Other income	34	2	907	4
Interest expense, net of interest income of $274, $72, $359 and $150, respectively	2,106	1,950	4,320	3,744
Minority interest in earnings of subsidiaries	(24)	(30)	(53)	(35)

Income before provision for income taxes	32,362	22,936	61,792	44,676
Provision for income taxes	12,388	8,271	23,794	16,677

Net income	$ 19,974	$ 14,665	$ 37,998	$ 27,999

Basic earnings per common share:	$ 0.55	$ 0.41	$ 1.04	$ 0.79
Basic weighted average shares outstanding	36,641,500	35,623,968	36,465,434	35,536,060

Diluted earnings per common share:	$ 0.53	$ 0.39	$ 1.01	$ 0.75
Diluted weighted average shares outstanding	37,818,732	37,204,172	37,701,960	37,175,770

See accompanying notes to unaudited condensed consolidated financial statements.

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$ 37,998	$ 27,999
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the reversal of an acquisition reserve	(900)	--
Depreciation and amortization of property and equipment	2,172	1,986
Amortization of noncompete agreements	83	83
Other intangibles amortization	1,288	1,276
Amortization of deferred financing fees	325	368
Deferred income taxes	152	(613)
Minority interest in earnings of subsidiaries	53	35
Changes in assets and liabilities	30,406	(672)
NET CASH PROVIDED BY OPERATING ACTIVITIES	71,577	30,462
INVESTING ACTIVITIES:
Purchases of property, equipment and other assets	(2,969)	(2,044)
Purchases of short term investments	(30,000)	--
Other	100	269
NET CASH USED FOR INVESTING ACTIVITIES	(32,869)	(1,775)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(126)	(167)
Deferred financing fees	--	(88)
Principal payments on Term Loan B	(825)	(750)
Proceeds from revolving credit facility	694,400	540,100
Principal payments on revolving credit facility	(714,200)	(544,500)
Redemption of senior subordinated notes payable	--	(1,876)
Proceeds from issuance of common stock, net of expenses	8,065	2,841
NET CASH USED FOR FINANCING ACTIVITIES	(12,686)	(4,440)
CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	26,022	24,247
Cash and cash equivalents, beginning of period	4,103	2,088

Cash and cash equivalents, end of period	$ 30,125	$ 26,335

Supplemental disclosure of cash flow information (in thousands):
Interest paid	$ 4,369	$ 3,580
Income taxes paid, net	$ 20,421	$ 14,372

See accompanying notes to unaudited condensed consolidated financial statements.

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(1)	Basis of Presentation

The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the six months ended June 30, 2005 may not be indicative of the results of operations for the year ending December 31, 2005, or any future period. This financial information should be read in conjunction with the Company’s December 31, 2004 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on March 10, 2005.

(2)	Organization and Business

Anteon International Corporation, a Delaware corporation, “Anteon” or the “Company,” and its subsidiaries provide professional information technology solutions and systems engineering and integration services to government clients. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. For the six months ended June 30, 2005, approximately 91.8% of our revenue was derived from contracts with the Department of Defense, or “DOD”, Department of Homeland Security, or “DHS”, and intelligence agencies, and approximately 7.1% from civilian agencies of the U.S. federal government. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency’s authorization of the Company’s work. The extent to which the Company’s existing contracts will be funded in the future cannot be determined.

(3)	Acquisition of Integrated Management Services, Inc.

On August 11, 2004, the Company purchased all of the outstanding stock of Integrated Management Services, Inc. (“IMSI”), a provider of high end, mission critical information and securities solutions, based in Arlington, Virginia, for a total purchase price of $29.0 million including transaction costs. Under the terms of the stock purchase agreement, the Company may be obligated to pay up to $2.0 million of additional consideration if certain criteria are met. As of June 30, 2005, no events have occurred that would trigger an obligation under the stock purchase agreement to pay any additional consideration. Future extensions of a certain government contract may satisfy such criteria and therefore require the payment of additional consideration. Pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a material and significant acquisition and, therefore, pro forma disclosures are not presented in the unaudited condensed consolidated financial statements.

(4)	Acquisition of Simulation Technologies, Inc.

On July 27, 2004, the Company purchased all of the outstanding stock of Simulation Technologies, Inc. (“STI”), a provider of modeling and simulation software solutions and services, headquartered in San Antonio, Texas, for a total purchase price of $15.1 million (net of cash acquired), including transaction costs. Pursuant to the requirements of SFAS No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a material and significant acquisition and, therefore, pro forma disclosures are not presented in the unaudited condensed consolidated financial statements.

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(5)	Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, or “APB No. 25,” Accounting for Stock Issued to Employees. The Company has an employee stock option plan. Compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option at the date of grant. No stock-based compensation expense for options granted to employees has been recorded in the accompanying condensed consolidated financial statements. The Company discloses the pro forma effect on net income as if the fair value based method of accounting as defined in SFAS No. 123, Accounting for Stock-based Compensation, had been applied.

The Company accounts for stock options granted to non-employees using the fair value method of accounting as prescribed by SFAS No. 123. Compensation expense related to stock options granted to non-employees is not significant.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
(in thousands, except per share data)

Net income, as reported	$ 19,974	$ 14,665
Deduct: total stock-based compensation expense determined under the fair value method, net of tax	861	924
Pro forma net income	$ 19,113	$ 13,741

Earnings per share:
Basic–as reported	$ 0.55	$ 0.41
Basic-pro forma	$ 0.52	$ 0.39
Diluted-as reported	$ 0.53	$ 0.39
Diluted-pro forma	$ 0.51	$ 0.37

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
(in thousands, except per share data)

Net income, as reported	$ 37,998	$ 27,999
Deduct: total stock-based compensation expense determined under the fair value method, net of tax	1,849	1,884
Pro forma net income	$ 36,149	$ 26,115

Earnings per share:
Basic–as reported	$ 1.04	$ 0.79
Basic-pro forma	$ 0.99	$ 0.73
Diluted-as reported	$ 1.01	$ 0.75
Diluted-pro forma	$ 0.96	$ 0.70

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(6)	Comprehensive Income

Comprehensive income for the three months ended June 30, 2005 and 2004 was approximately $19.9 million and $14.8 million, respectively. Comprehensive income for the six months ended June 30, 2005 and 2004 was approximately $37.8 million and $28.2 million, respectively. Other comprehensive income (loss) for the three months ended June 30, 2005 and 2004 includes foreign currency translation gain (loss) of approximately ($41,000) and $14,000, respectively, and increases in the fair value of interest rate swaps of zero and approximately $72,000, net of tax. Other comprehensive income (loss) for the six months ended June 30, 2005 and 2004 includes foreign currency translation gain (loss), of approximately ($150,000) and $41,000, respectively, and increases in the fair value of interest rate swaps of zero and approximately $141,000, net of tax, respectively.

(7)	Computation of Earnings Per Share

	For the three months ended June 30, 2005

	Income (Numerator)	Weighted average shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)

Basic earnings per share:
Net income	$ 19,974	36,641,500	$ 0.55
Stock options	--	1,177,232	--
Diluted earnings per share:
Net income	$ 19,974	37,818,732	$ 0.53

	For the three months ended June 30, 2004

	Income (Numerator)	Weighted average shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)

Basic earnings per share:
Net income	$ 14,665	35,623,968	$ 0.41
Stock options	--	1,580,204	--
Diluted earnings per share:
Net income	$ 14,665	37,204,172	$ 0.39

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

	For the six months ended June 30, 2005

	Income (Numerator)	Weighted average shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)

Basic earnings per share:
Net income	$ 37,998	36,465,434	$ 1.04
Stock options	--	1,236,526	--
Diluted earnings per share:
Net income	$ 37,998	37,701,960	$ 1.01

	For the six months ended June 30, 2004

	Income (Numerator)	Weighted average shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)

Basic earnings per share:
Net income	$ 27,999	35,536,060	$ 0.79
Stock options	--	1,639,710	--
Diluted earnings per share:
Net income	$ 27,999	37,175,770	$ 0.75

(8)	Segment Information

Although the Company is organized by strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services and have a similar customer base. Accordingly, the Company’s government contracting segment aggregates the operations of all of the Company’s government contracting units.

(9)	Interest Rate Swap Agreements

During the year ended December 31, 2004, the last of the Company’s interest rate swap agreements, with a notional value of $10.0 million, matured.

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(10)	Supplemental Retirement Savings Plan

The Company implemented a Supplemental Retirement Savings Plan (the “Plan”) on January 1, 2004, that permits eligible employees and directors to defer all or a portion of their annual cash compensation. The Company amended the Plan on January 1, 2005 to comply with the requirements of the American Jobs Creation Act signed into law on October 22, 2004. The Company also filed a Registration Statement on Form S-8 with the Securities and Exchange Commission (“SEC”) to register the participation interests under the Plan. The assets of the Plan are held in a trust to which contributions are made by the Company based on amounts elected to be deferred by the Plan participants. The Plan is treated as unfunded for tax purposes and its assets are subject to the general claims of the Company’s creditors. In order to provide for an accumulation of assets comparable to the contractual liabilities accruing under the Plan, the Company may direct the trustee of the Plan to invest the assets to correspond to the hypothetical investment choices made by the Plan participants.

The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities, and obligations are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of June 30, 2005, the deferred compensation obligation was approximately $1.7 million. For the six months ended June 30, 2005, the adjustments to fair market value were not significant.

(11)	Omnibus Stock Plan

On September 9, 2004, the Company filed a Registration Statement on Form S-8 with the SEC to register an additional 1.5 million shares of the Company’s common stock available for issuance under its Amended and Restated Anteon International Corporation Omnibus Stock Plan (“Omnibus Stock Plan”), as amended. This increase in the number of shares available for issuance under the Omnibus Stock Plan was approved by the Company’s stockholders on May 27, 2004.

(12)	Investments Available-for-Sale

As of June 30, 2005, the Company purchased and held $30.0 million of investments in state and municipal variable rate deposit notes with maturities greater than 10 years. The Company carries the investments as current assets on the balance sheet at fair value. The Company does not intend to hold these investments for a period greater than 12 months and may liquidate these investments to fund working capital requirements or potential acquisitions. With variable rate notes, the Company does not record unrealized gains or losses on the investments as the fair value and the cost basis will always be the same. Interest income on the investments is recognized when earned.

(13)	Legal Proceedings

The Company is involved in various legal proceedings in the ordinary course of business.

The Company cannot predict the ultimate outcome of these matters, but does not believe that such matters will have a material impact on its financial position or results of operations.

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(14)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in an accounting principle and changes the requirements for accounting for and reporting a change in an accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in an accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income for the first quarter of the year for which the change occurred. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS No. 154 is not expected to have a significant impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends Accounting Principles Board (APB) Opinion No. 29 to improve financial reporting by eliminating certain narrow differences between the FASB’s and the International Accounting Standards Board’s (IASB) existing accounting standards for nonmonetary exchanges of similar productive assets. The provisions of this statement shall be prospectively applied and are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. (SFAS No. 123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective for public companies with fiscal years beginning after July 1, 2005. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The Company is currently assessing the impact of SFAS No. 123R on its operating results and financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our and our industry’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology like “may”, “will”, “should”, “expects”, “plans”, “projects”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include, but are not limited to:

•     trends in and revenues derived from funded backlog;

•     total estimated remaining contract value

•    our expectations regarding the U.S. federal government’s procurement budgets and reliance on outsourcing of services; and

•    our financial condition and liquidity, as well as future cash flows and earnings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results and do not intend to do so. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following:

•	changes in U.S. federal government procurement laws, regulations, policies and budgets;
•	changes in U.S. federal government military and security-related outsourcing policies;
•	the number and type of contracts and task orders awarded to us;
•	the integration of acquisitions without disruption to our other business activities;
•	changes in general economic and business conditions;
•	technological changes;
•	our ability to attract and retain qualified personnel;
•	competition; and
•	our ability to retain our contracts during any rebidding process.

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

We have a broad client and contract base and a diverse contract mix. We currently serve over 1,000 U.S federal government clients in more than 50 government agencies, as well as state and foreign governments. For the six months ended June 30, 2005, approximately 91.8% of our revenues were derived from contracts with the Department of Defense, or “DOD”, Department of Homeland Security, or “DHS” and intelligence agencies, and approximately 7.1% from civilian agencies of the U.S. federal government. For the six months ended June 30, 2005, approximately 85.9% of our revenues were from contracts where we were the lead, or “prime” contractor. For the six months ended June 30, 2005, our diverse contract base had approximately 800 active contracts and approximately 4,100 active task orders, and our largest contract or task order accounted for approximately 9.6% of our revenues.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to uncollected accounts receivable, other contingent liabilities, revenue recognition, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements are revenue recognition, costs of revenues, goodwill impairment, long-lived assets and identifiable intangible asset impairment and business combinations.

Revenue Recognition

For the six months ended June 30, 2005, we estimate that approximately 98% of our revenues were derived from services and approximately 2% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenues for time and materials contracts are recognized as time is spent at hourly rates, which are negotiated with the customer plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenues are recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs, a fixed amount or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost-plus type contracts, which are referred to as cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate on similar type contracts. Under substantially all fixed price contracts, which are predominantly level of effort contracts, revenues are recognized using the cost-to-cost method for all services provided. Fixed price contracts that involve a defined number of hours or a defined category of personnel are referred to as “level of effort” contracts. For product-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate our contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

We recognize revenues under our U.S. federal government contracts when a contract is executed, the contract price is fixed and determinable, delivery of the services or products has occurred, the contract is funded and collectibility of the contract price is considered probable. Our contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or incrementally throughout the term of the contract as the services are provided. From time to time, we may proceed with work based on customer direction pending finalization and signing of contractual funding documents. We have an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

For cost based contracts, we recognize revenues under our U.S. federal government contracts based on allowable contract costs, as mandated by the U.S. federal government’s cost accounting standards. The costs we incur under U.S. federal government contracts are subject to regulation and audit by certain agencies of the federal government. Historically, contract cost disallowances resulting from government audits have not been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

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

We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 40% time and materials, 36% cost-plus and 24% fixed price (a substantial majority of which were firm fixed price level of effort, which have lower risk than other types of fixed price contracts) during the six months ended June 30, 2005. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts with the U.S. federal government, operating profits are statutorily limited to 10% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government’s objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders and, on occasion, issues may arise that could lead to accounts receivable not being fully collected.

Costs of Revenues

Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and assigned to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker’s compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead, material handling or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be assigned or allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions, bad debt expense and certain general and administrative expenses. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to control our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

Goodwill Impairment

Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $242.0 million and $242.1 million as of June 30, 2005 and December 31, 2004, respectively. In accordance with SFAS No. 142, we test our goodwill for impairment at least annually using a fair value approach. We have completed our annual impairment analysis as of September 30, 2004, noting no indications of impairment for any of our reporting units. As of June 30, 2005, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our planned annual test as of September 30, 2005.

Long-Lived Assets and Identifiable Intangible Asset Impairment

The net carrying amount of long-lived assets and identifiable intangible assets was approximately $23.6 million and $24.1 million at June 30, 2005 and December 31, 2004, respectively. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. None of these events occurred during the six months ended June 30, 2005. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability.

In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on the ability to maintain our customers and the continued funding of our contracts and tasks by the government. Based upon contract value, we have historically been able to win more than 90% of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions, which have generally resulted in either maintaining or improving margins on our contracts and tasks. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

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

Statements of Operations

The following is a description of the elements of certain line items from our unaudited condensed consolidated statements of operations, which include the operations of IMSI and STI since August 11, 2004 and July 27, 2004, the dates of their respective acquisitions.

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

Interest expense is primarily related to our term loans and revolving facility, our Senior Subordinated Notes due 2009, or the “12% Notes”, interest rate swaps and amortization of deferred financing costs. None of our 12% Notes remained outstanding after June 2004.

Funded Backlog and Total Estimated Remaining Contract Value

Each year a significant portion of our revenues are derived from existing contracts with our government clients, and a portion of the revenues represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. We believe that our demonstrated performance record and service excellence have enabled us historically to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted.

Our total estimated remaining contract value, excluding new indefinite delivery, indefinite quantity “IDIQ” and multiple award contracts, represents the aggregate contract revenues we estimate will be earned over the remaining life of our contracts including all option years. For IDIQ and multiple award contracts, we compute the total estimated remaining contract value by calculating the three month rolling average run rate on each of these contracts and extrapolating it over the life of the contract. Because the U.S federal government operates under annual appropriations, agencies of the U.S. federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated remaining contract value is not funded backlog. Funded backlog is based upon amounts actually authorized by a customer for payment for goods and services. We estimate that the majority of our funded backlog will be recognized as revenues prior to December 31, 2005. Our total estimated remaining contract value is based on our experience under contracts and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations.

At June 30, 2005, we had increased our total remaining estimated contract value by approximately $234.7 million, from $6.3 billion at December 31, 2004, to $6.5 billion. Funded backlog increased $12.6 million to $843.5 million at June 30, 2005, from $830.9 million as of December 31, 2004.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2005:

•               We generated revenues of $368.6 million, up 21.2% from the quarter ended June 30, 2004;

•            Our net income was nearly $20.0 million, up 36.2% from the quarter ended June 30, 2004; and

•            We generated $71.6 million and $30.5 million in cash from operations for the six months ended June 30, 2005 and 2004, respectively.

We attribute these results primarily to:

•            An increase in operating income as a percentage of revenues, primarily as a result of an increase in labor based revenues and improvements to profit rates on certain contracts;

•            An increase in operating cash flows due to an improvement in collections on accounts receivables. Total days sales outstanding, or “DSO”, at June 30, 2005 decreased to 73 days from 82 days as of December 31, 2004

The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

	For the Three Months Ended June 30,
	2005		2004
	($ in thousands)

Revenues	$ 368,595	100.0%	$ 304,161	100.0%
Costs of revenues	314,981	85.5	262,195	86.2
Gross profit	53,614	14.5	41,966	13.8
Operating expenses:
General and administrative expenses	18,470	5.0	16,372	5.4
Amortization of intangible assets	686	0.2	680	0.2
Total operating expenses	19,156	5.2	17,052	5.6
Operating income	34,458	9.3	24,914	8.2
Other income, net	34	--	2	--
Interest expense, net	2,106	0.5	1,950	0.7
Minority interest in earnings of subsidiaries	(24)	--	(30)	--
Income before income taxes	32,362	8.8	22,936	7.5
Provision for income taxes	12,388	3.4	8,271	2.7
Net income	$ 19,974	5.4%	$ 14,665	4.8%

	For the Six Months Ended June 30,
	2005		2004
	($ in thousands)
Revenues	$ 718,577	100.0%	$ 592,311	100.0%
Costs of revenues	613,207	85.3	510,254	86.1
Gross profit	105,370	14.7	82,057	13.9
Operating expenses:
General and administrative expenses	38,740	5.4	32,247	5.5
Amortization of intangible assets	1,372	0.2	1,359	0.2
Total operating expenses	40,112	5.6	33,606	5.7
Operating income	65,258	9.1	48,451	8.2
Other income, net	907	0.1	4	--
Interest expense, net	4,320	0.6	3,744	0.7
Minority interest in earnings of subsidiaries	(53)	--	(35)	--
Income before income taxes	61,792	8.6	44,676	7.5
Provision for income taxes	23,794	3.3	16,677	2.8
Net income	$ 37,998	5.3%	$ 27,999	4.7%

REVENUES

For the three months ended June 30, 2005, revenues increased by $64.4 million, or 21.2%, to $368.6 million from $304.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, revenues increased by $126.3 million, or 21.3%, to $718.6 million from $592.3 million for the six months ended June 30, 2004. The increase in revenues was attributable to organic growth and the acquisitions of IMSI and STI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe that organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the three and six months ended June 30, 2005, our organic growth was 16.8% and 17.0%, respectively. The acquisitions of IMSI and STI combined accounted for approximately $13.3 million and $25.7 million of the revenue growth for the three and six months ended June 30, 2005. The increase in revenues were driven by an order under our GSA Schedule contract from the IRS for software licenses and technical support and by the increased tasking and related increases in employee headcount in the following business areas: task orders in support of a wide range of federal government agencies under our GSA Applications and Support for Widely-diverse End User Requirements (ANSWER); Aegis Ballistic Missile Defense Program; Stricom Omnibus Contract including Military Operations on Urban Terrain; and task orders under our Naval Sea Systems Command (NAVSEA) Multiple Award Contract.

COSTS OF REVENUES

For the three months ended June 30, 2005, costs of revenues increased by $52.8 million, or 20.1%, to $315.0 million from $262.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, costs of revenues increased by $103.0 million, or 20.2%, to $613.2 million from $510.3 million for the six months ended June 30, 2004. The increase in costs of revenues was due to the corresponding growth in revenues resulting from organic growth, the acquisitions of IMSI and STI and the increase in employee headcount.

GENERAL and ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2005, general and administrative expenses increased by $2.1 million, or 12.8%, to $18.5 million from $16.4 million for the three months ended June 30, 2004. General and administrative expenses for the three months ended June 30, 2005, as a percentage of revenues, decreased from 5.4% to 5.0%. For the six months ended June 30, 2005, general and administrative expenses increased $6.5 million, or 20.1%, to $38.7 million from $32.2 million for the six months ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2005, as a percentage of revenues, decreased from 5.5% to 5.4%. This decrease as a percentage of revenues for the three and six months ended June 30, 2005 was driven primarily by continued operational cost efficiencies achieved in connection with acquired operations and their successful integration. The dollar increase for the three and six months ended June 30, 2005 was primarily attributable to the overall growth in the business and additions to the allowance for uncollectible receivables.

AMORTIZATION

For the three months ended June 30, 2005, amortization expenses increased $6,000, or 0.9%, to $686,000 from $680,000 for the comparable period in 2004. For the six months ended June 30, 2005, amortization expenses increased $13,000, or 1.0%, to $1,372,000 from $1,359,000 for the comparable period in 2004. The increase in amortization expense is related to intangible assets acquired in connection with the purchase of IMSI and STI. Amortization as a percentage of revenues for the three and six months ended June 30, 2005 remained constant at 0.2%.

OPERATING INCOME

For the three months ended June 30, 2005, operating income increased $9.5 million, or 38.3%, to $34.5 million from $24.9 million for the three months ended June 30, 2004. Operating income as a percentage of revenues increased to 9.3% for the three months ended June 30, 2005 from 8.2% for the same period in 2004. For the six months ended June 30, 2005, operating income increased $16.8 million, or 34.7%, to $65.3 million from $48.5 million for the six months ended June 30, 2004. Operating income as a percentage of revenues increased to 9.1% for the six months ended June 30, 2005 from 8.2% for the same period in 2004, primarily as a result of increased labor based revenue and an improvement to profit rates on certain contracts.

OTHER INCOME

For the three months ended June 30, 2005, other income increased to $34,000 from $2,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, other income increased to $907,000 from $4,000 for the six months ended June 30, 2004. The increase in other income, for the six month period, was primarily related to a gain on the reversal of a reserve created from a prior acquisition.

INTEREST EXPENSE, NET

For the three month period ended June 30, 2005, interest expense, net of interest income, increased $156,000, or 8.0%, to $2.1 million from $2.0 million for the six months ended June 30, 2004. For the six month period ended June 30, 2005, interest expense, net of interest income, increased $576,000, or 15.4%, to $4.3 million from $3.7 million for the six months ended June 30, 2004. The increase in interest expense was due to the higher interest rates and a higher principal balance on the Term Loan B as of June 30, 2005. The Term Loan B balance as of June 30, 2005 and 2004 was $163.8 million and $149.3 million, respectively. During the six months ended June 30, 2005, the interest rate on the Term Loan B borrowings ranged from 4.31% to 5.08% compared to a range of 3.11% to 3.59% on the term loan outstanding for the same period in the prior year.

PROVISION FOR INCOME TAXES

Our effective tax rate for the three months ended June 30, 2005 was 38.3% compared to an effective tax rate of 36.1% for the three months ended June 30, 2004. Our effective tax rate for the six months ended June 30, 2005 was 38.5% compared to an effective tax rate of 37.3% for the three months ending June 30, 2004. The 2004 effective tax rate reflects a benefit for federal research and experimentation credits from amending prior years tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the six months ended June 30, 2005 and 2004

We generated $71.6 million and $30.5 million in cash from operations for the six months ended June 30, 2005 and 2004, respectively. This increase in cash flows was due to an improvement in collections on accounts receivables. Total days sales outstanding, or “DSO,” at June 30, 2005 decreased to 73 days, from 82 days as of December 31, 2004. The decrease in DSO during the period was due to improved collection timing on billed accounts receivable. Our cash flows from operations are dependent on the timing of receipts from various government payment offices and, as a result, may differ from period to period and such differences could be significant. Accounts receivable totaled $296.9 million at June 30, 2005 and represented 45.3% of total assets at that date. For the six months ended June 30, 2005, net cash used for investing activities was $32.9 million, which was primarily attributable to the purchase of short term investments. Cash used in financing activities was $12.7 million for the six months ended June 30, 2005, primarily related to the paydown of the revolving loan portion of our Credit Facility with funds generated from operations.

Liquidity

Our principal working capital need is for funding accounts receivable, which has typically increased with the growth in our business. As of June 30, 2005, working capital increased by $27.0 million to $196.1 million from $169.2 million for the year ended December 31, 2004. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under the revolving portion of our Credit Facility. In addition, we are scheduled to pay quarterly installments of $412,500 under the Term Loan B until the Credit Facility matures on December 31, 2010. As of June 30, 2005, we did not have any capital commitments greater than $1.0 million.

We have relatively low capital investment requirements. Capital expenditures were $3.0 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively, primarily for leasehold improvements and office equipment.

We intend to, and expect over the next twelve months to be able to, fund our operating cash, capital expenditure and debt service requirements through cash flows from operations and borrowings under the revolving portion of our Credit Facility. Over the longer term, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside our control.

Capital Resources

On September 30, 2004, we entered into a second amendment to our Credit Facility. This amendment provided an additional $16.1 million of borrowings by increasing our Term Loan B to $165.0 million, and lowered the interest rate on Term Loan B borrowings by 0.25%. All borrowings under our Credit Facility are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA and maximum ratio of senior debt to EBITDA, as defined in the Credit Facility. For the six months ended June 30, 2005, we were in compliance with all of the financial covenants. Additionally, as a result of changes made in the amendment revolving loans are now based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans. Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility. The Credit Facility also permits us to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. The additional $16.1 million in borrowings described above did not reduce the $200.0 million in potential additional borrowings. As of June 30, 2005, total debt outstanding was $163.8 million, consisting of $163.8 million of Term Loan B, and zero outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of June 30, 2005 were $194.7 million. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B.

Prior to September 30, 2004, our Credit Facility provided, among other things, a Term Loan B in the amount of $150.0 million with a maturity date of December 31, 2010 and the extension of the maturity date of the revolving loan portion of our Credit Facility to December 31, 2008.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We use off-balance sheet financing, primarily to finance certain capital items. Operating leases are used primarily to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of June 30, 2005, we financed equipment with an original cost of approximately $15.6 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. In addition, our offices, warehouse and shop facilities are obtained through operating leases. Other than the operating leases described above, we do not have any other off-balance sheet financing.

Inflation

We do not believe that inflation has had a material effect on our business in the six months ended June 30, 2005 as we are able to build escalation into our contract rates each year.

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

A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $409,000 and $360,000 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, a 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $832,000 and $728,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Anteon International Corporation Employee Stock Purchase Plan (“ESPP”) became effective on April 1, 2004

The Company filed a Registration Statement on Form S-8 with the SEC on March 8, 2004 to register 1.2 million shares of the Company’s common stock under the ESPP. The table below details the total shares purchased to date under the plan:

Purchase Date	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1, 2004	14,668	$ 32.29	14,668	1,185,332
October 1, 2004	16,262	$ 37.20	16,262	1,169,070
January 1, 2005	14,669	$ 41.77	14,669	1,154,401
April 1, 2005	14,201	$ 39.13	14,201	1,140,200
Total	59,800		59,800	1,140,200

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 25, 2005. The stockholders (1) re-elected directors: Frederick J. Iseman, Gilbert F. Decker, Admiral Paul David Miller USN (ret.) and Michael T. Smith to terms of office expiring at the 2008 Annual Meeting of Stockholders; and (2) ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

The following directors were not required to stand for re-election at the meeting (the year in which each director’s term expires is indicated in parenthesis:

Robert A. Ferris (2006), William J. Perry (2006), Gen. Henry Hugh Shelton, USA (ret.) (2006), Thomas J. Tisch (2006), Joseph M. Kampf (2007), Dr. Paul G. Kaminski (2007), Steven M. Lefkowitz (2007) and Gen. Paul J. Kern, USA (ret.) (2007).

The following table sets forth the votes cast with respect to each of these matters:

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
Re-election of Frederick J. Iseman	32,667,455		1,015,326
Re-election of Gilbert F. Decker	33,118,012		564,769
Re-election of Admiral Paul David Miller, USN (ret.)	33,118,651		564,130
Re-election of Michael T. Smith	33,090,761		592,020
Ratification of selection of KPMG LLP as independent registered public accounting firm	33,404,779	265,865		12,137

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTEON INTERNATIONAL CORPORATION

Date: August 3, 2005	/s/ Joseph M. Kampf
Joseph M. Kampf - President and Chief Executive Officer

Date: August 3, 2005	/s/ Charles S. Ream
Charles S. Ream – Executive Vice President and Chief Financial Officer