Form 10-Q
period 2005-09-30
ANTEON INTERNATIONAL CORP
filed 2005-11-03
CIK 1163842

FORM 10-Q for ANTEON INTERNATIONAL CORPORATION filed on November 2, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-31258

ANTEON INTERNATIONAL CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	13-3880755
(State of Incorporation)	(I.R.S. Employer Identification No.)

3211 Jermantown Road, Fairfax, Virginia 22030-2801

(Address of principal executive offices)(Zip Code)

(703) 246-0200

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on October 31, 2005, there were 37,184,361 outstanding shares of the registrant’s common stock, par value $0.01 per share.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,612	$4,103
Short term investments	42,525	--
Accounts receivable, net	317,881	317,296
Prepaid expenses and other current assets	15,462	17,205
Total current assets	408,480	338,604

Property and equipment, net	14,495	12,920
Goodwill	241,965	242,066
Intangible and other assets, net	17,631	19,836
Total assets	$682,571	$613,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term Loan B, current portion	$1,650	$1,650
Obligations under capital leases, current portion	135	196
Accounts payable	39,979	46,430
Accrued expenses	115,090	102,593
Deferred tax liability	5,233	2,448
Income tax payable	5,922	1,556
Deferred compensation	1,902	808
Deferred revenue	14,984	13,764
Total current liabilities	184,895	169,445

Term Loan B, less current portion	161,700	162,938
Revolving facility	--	19,800
Obligations under capital leases, less current portion	224	310
Noncurrent deferred tax liabilities, net	7,150	8,460
Other long term liabilities	6,666	4,915
Total liabilities	360,635	365,868

Minority interest in subsidiaries	340	282

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued and outstanding as of September 30, 2005 and December 31, 2004	--	--
Common stock, $0.01 par value; 175,000,000 shares authorized, 37,164,035 and 36,218,476 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively.	372	362
Additional paid-in capital	142,044	126,508
Accumulated other comprehensive income	68	254
Retained earnings	179,112	120,152
Total stockholders' equity	321,596	247,276
Total liabilities and stockholders' equity	$682,571	$613,426

See accompanying notes to unaudited condensed consolidated financial statements.

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,

	2005	2004	2005	2004
Revenues	$382,050	$325,581	$1,100,627	$917,892
Costs of revenues	327,381	280,898	940,588	791,152
Gross profit	54,669	44,683	160,039	126,740
Operating expenses:
General and administrative expenses	18,615	16,473	57,355	48,720
Amortization of intangible assets	685	542	2,057	1,901
Total operating expenses	19,300	17,015	59,412	50,621
Operating income	35,369	27,668	100,627	76,119
Other income	102	939	1,009	943
Interest expense, net of interest income of $402, $55, $780 and $204, respectively	2,214	1,831	6,534	5,575
Minority interest in earnings of subsidiaries	(5)	9	(58)	(26)

Income before provision for income taxes	33,252	26,785	95,044	71,461
Provision for income taxes	12,290	9,936	36,084	26,613

Net income	$20,962	$16,849	$58,960	$44,848

Basic earnings per common share:	$0.56	$0.47	$1.61	$1.26
Basic weighted average shares outstanding	37,107,054	35,817,018	36,681,658	35,630,396

Diluted earnings per common share:	$0.55	$0.45	$1.56	$1.21
Diluted weighted average shares outstanding	37,857,152	37,253,109	37,884,319	37,201,263

See accompanying notes to unaudited condensed consolidated financial statements.

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30, 2005 (Unaudited)	December 31, 2004
OPERATING ACTIVITIES:
Net income	$58,960	$44,848
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the reversal of an acquisition reserve	(900)	--
Gain on settlement of subordinated notes payable	--	(1,327)
Depreciation and amortization of property and equipment	3,118	2,945
Amortization of noncompete agreements	124	125
Other intangibles amortization	1,933	1,776
Restricted stock compensation	28	--
Amortization of deferred financing fees	487	522
Deferred income taxes	1,475	343
Minority interest in earnings of subsidiaries	58	26
Changes in assets and liabilities	21,146	(1,012)
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,429	48,246
INVESTING ACTIVITIES:
Acquisition of Integrated Management Services, Inc., net of cash acquired	--	(29,103)
Acquisition of Simulation Technologies, Inc., net of cash acquired	--	(14,460)
Purchases of property, equipment and other assets	(4,674)	(2,846)
Purchases of short term investments	(71,025)	--
Proceeds from sales of short term investments	28,500	--
Other	101	268
NET CASH USED FOR INVESTING ACTIVITIES	(47,098)	(46,141)
FINANCING ACTIVITIES:
Principal payments on bank and subordinated notes payable	--	(1,350)
Principal payments on capital lease obligations	(166)	(240)
Deferred financing fees	--	(294)
Principal payments on Term Loan B	(1,238)	(1,125)
Proceeds from Term Loan B	--	16,125
Proceeds from revolving credit facility	1,051,000	893,200
Principal payments on revolving credit facility	(1,070,800)	(897,600)
Redemption of senior subordinated notes payable	--	(1,876)
Proceeds from issuance of common stock	10,382	3,614
NET CASH PROVIDED BY/(USED FOR) FINANCING ACTIVITIES	(10,822)	10,454
CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	28,509	12,559
Cash and cash equivalents, beginning of period	4,103	2,088
	$32,612	$14,647
Cash and cash equivalents, end of period

Supplemental disclosure of cash flow information (in thousands):
Interest paid	$6,824	$5,360
Income taxes paid, net	$24,993	$19,796

See accompanying notes to unaudited condensed consolidated financial statements.

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(1)	Basis of Presentation

The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the nine months ended September 30, 2005 may not be indicative of the results of operations for the year ending December 31, 2005, or any future period. This financial information should be read in conjunction with the Company’s December 31, 2004 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on March 10, 2005.

(2)	Organization and Business

Anteon International Corporation, a Delaware corporation, “Anteon” or the “Company,” and its subsidiaries provide professional information technology solutions and systems engineering and integration services to government clients. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. For the nine months ended September 30, 2005, approximately 91% of the Company’s revenues were derived from contracts with the Department of Defense, or “DOD”, Department of Homeland Security, or “DHS”, and intelligence agencies, and approximately 8% from civilian agencies of the U.S. federal government. For the nine months ended September 30, 2004, approximately 92% of the Company’s revenues were derived from contracts with the Department of Defense, or “DOD”, Department of Homeland Security, or “DHS”, and intelligence agencies, and approximately 7% from civilian agencies of the U.S. federal government. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency’s authorization of the Company’s work. The extent to which the Company’s existing contracts will be funded in the future cannot be determined.

(3)	Acquisition of Integrated Management Services, Inc.

On August 11, 2004, the Company purchased all of the outstanding stock of Integrated Management Services, Inc. (“IMSI”), a provider of high end, mission critical information and securities solutions, based in Arlington, Virginia, for a total purchase price of $29.0 million including transaction costs. Under the terms of the stock purchase agreement, the Company may be obligated to pay up to $2.0 million of additional consideration if follow on work related to a certain government contract was awarded in the time frame set forth under the stock purchase agreement. The Company is currently assessing to what extent, if any, events have occurred that would trigger an obligation under the stock purchase agreement to require it to pay any additional consideration. Pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a material and significant acquisition and, therefore, pro forma disclosures are not presented in the unaudited condensed consolidated financial statements.

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

SEPTEMBER 30, 2005 AND 2004

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

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	(in thousands, except per share data)

Net income, as reported	$20,962	$16,849
Deduct: total stock-based compensation expense determined under the fair value method, net of tax	908	1,140
Pro forma net income	$20,054	$15,709

Earnings per share:
Basic–as reported	$0.56	$0.47
Basic-pro forma	$0.54	$0.44
Diluted-as reported	$0.55	$0.45
Diluted-pro forma	$0.53	$0.42

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(in thousands, except per share data)

Net income, as reported	$58,960	$44,848
Deduct: total stock-based compensation expense determined under the fair value method, net of tax	2,758	3,307
Pro forma net income	$56,202	$41,541

Earnings per share:
Basic–as reported	$1.61	$1.26
Basic-pro forma	$1.53	$1.17
Diluted-as reported	$1.56	$1.21
Diluted-pro forma	$1.48	$1.12

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(6)	Comprehensive Income

Comprehensive income for the three months ended September 30, 2005 and 2004 was approximately $20.9 million and $16.8 million, respectively. Comprehensive income for the nine months ended September 30, 2005 and 2004 was approximately $58.8 million and $45.0 million, respectively. Other comprehensive income (loss) for the three months ended September 30, 2005 and 2004 includes foreign currency translation gain (loss) of approximately ($36,000) and $1,000 respectively. Other comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 includes foreign currency translation gain (loss), of approximately ($186,000) and $40,000, respectively, and increases in the fair value of interest rate swaps of zero and approximately $141,000, net of tax, respectively.

(7)	Computation of Earnings Per Share

	For the three months ended September 30, 2005

	Income (Numerator)	Weighted average shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)

Basic earnings per share:
Net income	$20,962	37,107,054	$0.56
Stock options and restricted shares	--	750,098	--
Diluted earnings per share:
Net income	$20,962	37,857,152	$0.55

	For the three months ended September 30, 2004

	Income (Numerator)	Weighted average shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)

Basic earnings per share:
Net income	$16,849	35,817,018	$0.47
Stock options	--	1,436,091	--
Diluted earnings per share:
Net income	$16,849	37,253,109	$0.47

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

	For the nine months ended September 30, 2005

	Income (Numerator)	Weighted average shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)

Basic earnings per share:
Net income	$58,960	36,681,658	$1.61
Stock options and restricted shares	--	1,202,661	--
Diluted earnings per share:
Net income	$58,960	37,884,319	$1.56

	For the nine months ended September 30, 2004

	Income (Numerator)	Weighted average shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)

Basic earnings per share:
Net income	$44,848	35,630,396	$1.26
Stock options	--	1,570,867	--
Diluted earnings per share:
Net income	$44,848	37,201,263	$1.21

(8)	Segment Information

Although the Company is organized by strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services and have a similar customer base. Accordingly, the Company’s government contracting segment aggregates the operations of all of the Company’s government contracting units.

(9)	Supplemental Retirement Savings Plan

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

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities and obligations, are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of September 30, 2005, the deferred compensation obligation was approximately $1.9 million. For the nine months ended September 30, 2005 and September 30, 2004, the adjustments to fair market value were not significant.

(10)	Omnibus Stock Plan

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

On August 11, 2005, the Company awarded 1,000 restricted shares of its common stock to each of eight non-employee members of its Board of Directors pursuant to the Omnibus Stock Plan. The shares vest over a twenty-one month period based on continued service as a Director.

The restricted shares are included in the shares issued and outstanding on the Company’s Balance Sheet but are excluded from the basic earnings per share calculation. Compensation expense related to the restricted shares issued was not significant for the period ended September 30, 2005.

(11)	Investments Available-for-Sale

As of September 30, 2005, the Company held $42.5 million of investments in state and municipal variable rate deposit notes with maturities greater than 10 years. The Company carries the investments as current assets on the balance sheet at fair value. The Company does not intend to hold these investments for a period greater than 12 months and may liquidate these investments to fund working capital requirements or potential acquisitions. With variable rate notes, the Company does not record unrealized gains or losses on the investments as the fair value and the cost basis will always be the same. Interest income on the investments is recognized when earned.

(12)	Legal Proceedings

The Company is involved in various legal proceedings in the ordinary course of business.

The Company cannot predict the ultimate outcome of these matters, but does not believe that such matters will have a material impact on its financial position or results of operations.

(13)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in an accounting principle and changes the requirements for accounting for and reporting a change in an accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in an accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income for the first quarter of the year for which the change occurred. FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this

ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(A Delaware Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

statement. The adoption of SFAS No. 154 is not expected to have a significant impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. (SFAS No. 123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective for public companies with fiscal years beginning after July 1, 2005. This new standard may be adopted in one of three ways: a) the modified prospective transition method, b) the modified retrospective transition method - the beginning of the annual period of adoption or c) the modified retrospective transition method by restating all periods presented. The Company is currently assessing the impact of SFAS No. 123R on its operating results and financial condition and has not yet determined which method of adoption the Company will select.

(14)	Subsequent Events

On October 14, 2005, the Company acquired all of the outstanding limited liability membership interests of Milestone Group, LLC, “Milestone”, a provider of IT professional services, headquartered in Arlington, Virginia, for a total purchase price of $31.5 million. The Company financed the acquisition through cash-on-hand and proceeds from the sales of short term investments. The transaction will be accounted for under the purchase method of accounting.

On October 17, 2005, Mr. Thomas J. Tisch resigned as a member of our board of directors. There is no known disagreement with Mr. Tisch on any matter relating to our operations, policies or practices.

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

•     total estimated remaining contract value;

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

•      competition;

•      our ability to retain our contracts during any rebidding process; and

•      the other factors outlined under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2005.

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

We have a broad client and contract base and a diverse contract mix. We currently serve over 1,000 U.S federal government clients in more than 50 government agencies, as well as state and foreign governments. For the nine months ended September 30, 2005, approximately 91% of our revenues were derived from contracts with the Department of Defense, Department of Homeland Security, and intelligence agencies, and approximately 8% from civilian agencies of the U.S. federal government. For the nine months ended September 30, 2005, approximately 86% of our revenues were from contracts where we were the lead, or “prime” contractor. For the nine months ended September 30, 2005, our diverse contract base had approximately 800 active contracts and approximately 3,900 active task orders, and our Stricom task order under the ANSWER contract accounted for approximately 10.4% of our revenues.

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

Revenue Recognition

For the nine months ended September 30, 2005, we estimate that approximately 98% of our revenues were derived from services and approximately 2% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenues for time and materials contracts are recognized as time is spent at hourly rates, which are negotiated with the customer plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenues are recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs, a fixed amount or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost-plus type contracts, which are referred to as cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate on similar type contracts. Under substantially all fixed price contracts, which are predominantly level of effort contracts, revenues are recognized using the cost-to-cost method for all services provided. Fixed price contracts that involve a defined number of hours or a defined category of personnel are referred to as “level of effort” contracts. We believe the cost-to-cost method is the best estimate for determining performance on these contracts. For product-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate the contracts for multiple deliverables which may require the segmentation of each deliverable into a separate accounting unit for proper revenue recognition as defined by EITF 00-21. The appropriate revenue recognition method based on applicable accounting guidance is then applied for each separate unit.

We recognize revenues under our U.S. federal government contracts when a contract is executed, the contract price is fixed and determinable, delivery of the services or products has occurred, the contract is funded and collectibility of the contract price is considered probable. Our contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or incrementally throughout the term of the contract as the services are provided. During the course of normal routine business, we may proceed with work based on customer direction pending finalization and signing of contractual funding documents. We have an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

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

We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 41% time and materials, 37% cost-plus and 22% fixed price (a substantial majority of which were firm fixed price level of effort, which have lower risk than other types of fixed price contracts) during the nine months ended September 30, 2005. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts with the U.S. federal government, operating profits typically range from 5% to 7% but are statutorily limited to 10% on cost-plus-fixed-fee contracts. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government’s objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders and, on occasion, issues may arise that could lead to accounts receivable not being fully collected.

Costs of Revenues

Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and assigned to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker’s compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead, material handling or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations, or (“FAR”), cannot be assigned or allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions, bad debt expense and certain general and administrative expenses. The Company plans on adopting SFAS No. 123R in 2006 as previously discussed. Under FAR, compensation expense as related to stock options is considered unallowable cost and not recoverable though our contracts. However, compensation expense as related to restricted shares is allowable and can be allocated to the contracts and tasks. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to control our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

Goodwill Impairment

Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $242.0 million and $242.1 million as of September 30, 2005 and December 31, 2004, respectively. In accordance with SFAS No. 142, we test our goodwill for impairment at least annually using a fair value approach. We have completed our annual impairment analysis as of September 30, 2005, noting no indications of impairment for any of our reporting units.

Long-Lived Assets and Identifiable Intangible Asset Impairment

The net carrying amount of long-lived assets and identifiable intangible assets was approximately $23.7 million and $24.1 million at September 30, 2005 and December 31, 2004, respectively. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. None of these events occurred during the nine months ended September 30, 2005. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability.

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

Other income is from non-core business items such as a gain on the reversal of a reserve created from a prior acquisition, a settlement agreement in 2004 with the former shareholders of Sherikon, Inc. and the fair market adjustments to the supplemental retirement savings plan.

Interest expense is primarily related to our Term Loan B and revolving facility, our Senior Subordinated Notes due 2009, or the “12% Notes” and amortization of deferred financing costs. None of our 12% Notes remained outstanding after June 2004. Interest expense is reported net of interest income. Interest income primarily relates to the interest earned on short term investments and cash-on-hand.

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

Our total estimated remaining contract value, excluding new indefinite delivery, indefinite quantity “IDIQ” and multiple award contracts, represents the aggregate contract revenues we estimate will be earned over the remaining life of our contracts including all option years. For IDIQ and multiple award contracts, we compute the total estimated remaining contract value by calculating the three month rolling average run rate on each of these contracts and extrapolating it over the life of the contract. Because the U.S federal government operates under annual appropriations, agencies of the U.S. federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated remaining contract value is not funded backlog. Funded backlog is based upon amounts actually authorized by a customer for payment for goods and services. We estimate that the majority of our funded backlog will be recognized as revenues during the next twelve months. Our total estimated remaining contract value is based on our experience under contracts and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations.

At September 30, 2005, we had increased our total remaining estimated contract value by approximately $304.4 million, from $6.3 billion at December 31, 2004, to $6.6 billion. Funded backlog increased $93.7 million to $924.6 million at September 30, 2005, from $830.9 million as of December 31, 2004.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2005:

●            We generated revenues of $382.1 million, up 17.3% from the quarter ended September 30, 2004;

●            Our net income was $21.0 million, up 24.4% from the quarter ended September 30, 2004; and

●            We generated $86.4 million in cash from operations, up from $48.2 million for the nine months ended September 30, 2004.

We attribute these results primarily to:

●            An increase in operating income as a percentage of revenues, primarily as a result of controlling our indirect costs and improvements to profit rates on certain contracts;

●            An increase in operating cash flows due to an improvement in collections on accounts receivables. Total days sales outstanding, or “DSO”, at September 30, 2005 improved to 75 days from 82 days as of December 31, 2004

The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

	For the Three Months Ended September 30,
	2005		2004
	($ in thousands)

Revenues	$382,050	100.0%	$325,581	100.0%
Costs of revenues	327,381	85.7	280,898	86.3
Gross profit	54,669	14.3	44,683	13.7
Operating expenses:
General and administrative expenses	18,615	4.8	16,473	5.1
Amortization of intangible assets	685.2		542	0.1
Total operating expenses	19,300	5.0	17,015	5.2
Operating income	35,369	9.3	27,668	8.5
Other income, net	102	--	939	0.3
Interest expense, net	2,214	0.6	1,831	0.6
Minority interest in earnings of subsidiaries	(5)	--	9	--
Income before income taxes	33,252	8.7	26,785	8.2
Provision for income taxes	12,290	3.2	9,936	3.0
Net income	$20,962	5.5%	$16,849	5.2%

	For the Nine Months Ended September 30,
	2005		2004
	($ in thousands)

Revenues	$1,100,627	100.0%	$917,892	100.0%
Costs of revenues	940,588	85.5	791,152	86.2
Gross profit	160,039	14.5	126,740	13.8
Operating expenses:
General and administrative expenses	57,355	5.2	48,720	5.3
Amortization of intangible assets	2,057	0.2	1,901	0.2
Total operating expenses	59,412	5.4	50,621	5.5
Operating income	100,627	9.1	76,119	8.3
Other income, net	1,009	0.1	943	0.1
Interest expense, net	6,534	0.6	5,575	0.6
Minority interest in earnings of subsidiaries	(58)	--	(26)	--
Income before income taxes	95,044	8.6	71,461	7.8
Provision for income taxes	36,084	3.2	26,613	2.9
Net income	$58,960	5.4%	$44,848	4.9%

REVENUES

For the three months ended September 30, 2005, revenues increased by $56.5 million, or 17.3%, to $382.1 million from $325.6 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, revenues increased by $182.7 million, or 19.9%, to $1.101 billion from $917.9 million for the nine months ended September 30, 2004. The increase in revenues was attributable to organic growth and the acquisitions of IMSI and STI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe that organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the three and nine months ended September 30, 2005, our organic growth was 15.8% and 16.6%, respectively. We estimate that the acquisitions of IMSI and STI combined accounted for approximately $14.1 million and $39.8 million of the revenue growth for the three and nine months ended September 30, 2005. The increase in revenues was driven primarily by the increased tasking and related increases in employee headcount in the following business areas: task orders in support of a wide range of federal government agencies under our GSA Applications and Support for Widely-diverse End User Requirements (ANSWER); Aegis Ballistic Missile Defense Program; Stricom Omnibus Contract including Military Operations on Urban Terrain; and task orders under our Naval Sea Systems Command (NAVSEA) Multiple Award Contract.

COSTS OF REVENUES

For the three months ended September 30, 2005, costs of revenues increased by $46.5 million, or 16.5%, to $327.4 million from $280.9 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, costs of revenues increased by $149.4 million, or 18.9%, to $940.6 million from $791.2 million for the nine months ended September 30, 2004. The increase in costs of revenues was due to the corresponding growth in revenues resulting from organic growth, the acquisitions of IMSI and STI and the increase in employee headcount.

GENERAL and ADMINISTRATIVE EXPENSES

For the three months ended September 30, 2005, general and administrative expenses increased by $2.1 million, or 13.0%, to $18.6 million from $16.5 million for the three months ended September 30, 2004. General and administrative expenses for the three months ended September 30, 2005, as a percentage of revenues, decreased from 5.1% to 4.9%. For the nine months ended September 30, 2005, general and administrative expenses increased $8.6 million, or 17.7%, to $57.4 million from $48.7 million for the nine months ended September 30, 2005. General and administrative expenses for the nine months ended September 30, 2005, as a percentage of revenues, decreased from 5.3% to 5.2%. This decrease as a percentage of revenues for the three and nine months ended September 30, 2005 was driven primarily by continued operational cost efficiencies achieved in connection with acquired operations and their successful integration. The dollar increase for the three and nine months ended September 30, 2005 was primarily attributable to the overall growth in the business and additions to the allowance for uncollectible receivables.

AMORTIZATION

For the three months ended September 30, 2005, amortization expenses increased $143,000, or 26.4%, to $685,000 from $542,000 for the comparable period in 2004. For the nine months ended September 30, 2005, amortization expenses increased $156,000, or 8.2%, to $2.1 from $1.9 million for the comparable period in 2004. The increase in amortization expense is related to intangible assets acquired in connection with the purchase of IMSI and STI. Amortization as a percentage of revenues for the three and nine months ended September 30, 2005 remained constant at 0.2%.

OPERATING INCOME

For the three months ended September 30, 2005, operating income increased $7.7 million, or 27.8%, to $35.4 million from $27.7 million for the three months ended September 30, 2004. Operating income as a percentage of revenues increased to 9.3% for the three months ended September 30, 2005 from 8.5% for the same period in 2004. For the nine months ended September 30, 2005, operating income increased $24.5 million, or 32.2%, to $100.6 million from $76.1 million for the nine months ended September 30, 2004. Operating income as a percentage of revenues increased to 9.1% for the nine months ended September 30, 2005 from 8.3% for the same period in 2004, primarily as a result of controlling our indirect costs and an improvement to profit rates on certain contracts.

OTHER INCOME

For the three months ended September 30, 2005, other income decreased to $102,000 from $939,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, other income increased to $1.0 million from $943,000 for the nine months ended September 30, 2004. For the three month period ended September 30, 2005, the decrease in other income is primarily related to a non-recurring settlement agreement we entered into with the former shareholders of Sherikon, Inc. during 2004. For the nine month period ended September 30, 2005, the increase in other income is primarily related to the fair market adjustments to the supplemental retirement savings plan.

INTEREST EXPENSE, NET

For the three months ended September 30, 2005, interest expense, net of interest income, increased $383,000 or 20.9%, to $2.2 million from $1.8 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, interest expense, net of interest income, increased $959,000, or 17.2%, to $6.5 million from $5.6 million for the nine months ended September 30, 2004. The net increase in interest expense was primarily due to the higher interest rates and a higher principal balance on the Term Loan B during the nine months period ended September 30, 2005. During the nine months ended September 30, 2005, the interest rate on the Term Loan B borrowings ranged from 4.31% to 5.59% compared to a range of 3.11% to 3.73% on the term loan outstanding for the same period in the prior year. For the three and nine months ended September 30, 2005, interest income earned on short term investments and cash-on-hand was $336,000 and $601,000, respectively. For the three and nine months ended September 30, 2004, interest income earned on cash-on-hand was $12,000 and $28,000, respectively.

PROVISION FOR INCOME TAXES

Our effective tax rate for the three months ended September 30, 2005 was 37.0% compared to an effective tax rate of 37.1% for the three months ended September 30, 2004. Our effective tax rate for the nine months ended September 30, 2005 was 38.0% compared to an effective tax rate of 37.2% for the three months ending September 30, 2004. The 2004 effective tax rate reflects a benefit for federal research and experimentation credits from amending prior year’s tax returns. The 2005 effective tax rate reflects a prior year adjustment for state and local tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the nine months ended September 30, 2005 and 2004

We generated $86.4 million and $48.2 million in cash from operations for the nine months ended September 30, 2005 and 2004, respectively. This increase in cash flows was due to an improvement in collections on accounts receivables. Total days sales outstanding, or “DSO,” at September 30, 2005 improved to 75 days, from 82 days as of December 31, 2004. The decrease in DSO during the period was due to improved collection timing on billed accounts receivable. Our cash flows from operations are dependent on the timing of receipts from various government payment offices and, as a result, may differ from period to period and such differences could be significant. Accounts receivable totaled $317.9 million at September 30, 2005 and represented 46.6% of total assets at that date. For the nine months ended September 30, 2005, net cash used for investing activities was $47.1 million, which was primarily attributable to the purchase of short term investments. Cash used in financing activities was $10.8 million for the nine months ended September 30, 2005, primarily related to the paydown of the revolving loan portion of our Credit Facility with funds generated from operations.

Liquidity

Our principal working capital need is for funding accounts receivable, which has typically increased with the growth in our business. As of September 30, 2005, working capital increased by $54.4 million to $223.6 million from $169.2 million for the year ended December 31, 2004. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under the revolving portion of our Credit Facility. In addition, we are scheduled to pay quarterly installments of $412,500 under the Term Loan B until the Credit Facility matures on December 31, 2010. As of September 30, 2005, we did not have any capital commitments greater than $1.0 million.

We have relatively low capital investment requirements. Capital expenditures were $4.7 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively, primarily for leasehold improvements and office equipment.

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

Capital Resources

On September 30, 2004, we entered into a second amendment to our Credit Facility. This amendment provided an additional $16.1 million of borrowings by increasing our Term Loan B to $165.0 million, and lowered the interest rate on Term Loan B borrowings by 0.25%. Our Credit Facility consists of a Term Loan B with a maturity date of December 31, 2010 and the revolving loan portion of our Credit Facility with a maturity date of December 31, 2008. All borrowings under our Credit Facility are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA and maximum ratio of senior debt to EBITDA, as defined in the Credit Facility. For the nine months ended September 30, 2005, we were in compliance with all of the financial covenants. Additionally, as a result of changes made in the amendment, revolving loans are now based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans. Our primary liquidity requirements have been for debt service under our Credit Facility and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility. The Credit Facility also permits us to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. The additional $16.1 million in borrowings described above did not reduce the $200.0 million in potential additional borrowings. As of September 30, 2005, total debt outstanding was $163.4 million, consisting of $163.4 million of Term Loan B, and zero outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of September 30, 2005 were $194.7 million. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We use off-balance sheet financing, primarily to finance certain capital items. Operating leases are used primarily to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of September 30, 2005, we financed equipment with an original cost of approximately $18.8 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. In addition, our offices, warehouse and shop facilities are obtained through operating leases. Other than the operating leases described above, we do not have any other off-balance sheet financing.

Inflation

We do not believe that inflation has had a material effect on our business in the nine months ended September 30, 2005 because our contract billing rates typically take inflation into account.

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

A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $413,000 and $398,000 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, a 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $1.2 million and $1.1 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings in the ordinary course of business.

We cannot predict the ultimate outcome of these matters, but do not believe that such matters will have a material impact on our financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The Anteon International Corporation Employee Stock Purchase Plan (“ESPP”) became effective on April 1, 2004. The ESPP allows for the sale of up to 1.2 million shares of the Company’s common stock. These shares may be newly issued shares, treasury shares or shares purchased by the Company on the open market or otherwise. The table below details the total shares purchased by the Company to fulfill its obligations under the ESPP for the period covered by this report. The Company currently has no other plan or program in place to repurchase its shares.

Purchase Date	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - 31, 2005	12,493	$ 45.83	12,493	1,127,707
August 1 - 31, 2005	--	--	--	1,127,707
September 1 – 30, 2005	--	--	--	1,127,707
Total	12,493		12,493

ITEM 3. DEFAULTS UPON SENIOR SECURITIES NONE ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.               EXHIBITS

10.1    Form of restricted stock agreement between Anteon International Corporation and non-employee members of its Board of Directors

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

ANTEON INTERNATIONAL CORPORATION

Date: November 2, 2005	/s/ Joseph M. Kampf
Joseph M. Kampf - President and Chief Executive Officer

Date: November 2, 2005	/s/ Charles S. Ream
Charles S. Ream – Executive Vice President and Chief Financial Officer