Form 10-K
period 2005-12-31
ANTEON INTERNATIONAL CORP
filed 2006-03-17
CIK 1163842

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K
                                   (Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

           Yes    |X|      No    |_|

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

            Yes    |X|      No    |_|

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

            Yes   |_|      No    |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $1,547,655,535 (based on the closing price of $45.62 per share on June 30, 2005, as reported by the New York Stock Exchange- Corporate Transactions). For this computation, the registrant excluded the market value of all shares of its common stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

         Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


    There were 37,447,611 shares of common stock outstanding as of March 10, 2006.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2006 Annual Meeting of
Shareholders                                                           Part III

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

o our financial condition and liquidity, as well as future cash flows and earnings, and

o our ability to close the proposed merger (the "Merger") with a subsidiary of General Dynamics Corporation or ("General Dynamics.")

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following:

o changes in U.S. federal government procurement and contracting laws, regulations, policies and budgets;

o        the number and type of contracts and task orders awarded to us;

o the integration of acquisitions without disruption to our other business activities;

o        inability to obtain government approval of the Merger;

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

     We currently serve over 1,000 U.S. federal government customers in more than 50 government agencies, as well as state and foreign governments. For the year ended December 31, 2005, approximately 88% of our revenues were derived from the Department of Defense, or "DOD," and intelligence agencies, and approximately 11% from civilian agencies that includes the Department of Homeland Security of the U.S. federal government. For the year ended December 31, 2005, approximately 86% of our revenues were from contracts where we were the lead, or "prime," contractor on our projects. We provide our services under long-term contracts that have a weighted average term of 7 years, assuming the exercise of all potential contract options. Additionally, we had contracts with an estimated remaining contract value of $6.5 billion as of December 31, 2005, of which approximately $910.6 million was funded backlog.

     From 1996 through 2005, we increased annual revenues from $141.8 million to $1.493 billion, at a compound annual growth rate of approximately 30%. Our revenues grew organically by 15% during 2005 and 14% during 2004. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods.

     On December 13, 2005, we entered into an agreement and plan of merger with General Dynamics and a wholly owned subsidiary of General Dynamics, pursuant to which General Dynamics agreed to acquire Anteon International Corporation for approximately $2.2 billion, which includes the assumption of approximately $116 million in net debt as defined as debt less cash. Upon completion of the Merger, Anteon International Corporation will become a wholly owned subsidiary of General Dynamics.

     On March 3, 2006, we held a special meeting of stockholders at which the stockholders adopted the Merger agreement and approved the Merger. Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). Other than approval pursuant to the HSR Act, no other material federal or state regulatory approvals are required to be obtained by us, General Dynamics or its wholly owned subsidiary in connection with the Merger. We anticipate that the transaction will close no later than the end of the second quarter of 2006. The merger agreement may be terminated prior to the effective time of the Merger, under certain circumstances discussed in the merger agreement.

     In this document,  unless otherwise indicated, "we" or the "Company" refers
to  Anteon  International   Corporation,   a  Delaware   corporation,   and  its
consolidated subsidiaries.

         The U.S. Federal Government Technology Services Market

     The U.S. federal government is the largest single customer for information technology solutions and systems engineering services in the United States. It is anticipated that technology services spending will grow in the areas emphasized by the U.S. government's evolving military strategy, including homeland security, missile defense, information security, logistics management, systems modernization, improvements of weapon systems design and military personnel training. Defense spending is projected to exceed $410.8 billion in government fiscal year 2006, a 3% increase over government fiscal year 2005. An additional $125.8 billion in supplemental funding, that includes the Global War on Terror, has been submitted to Congress for approval would bring the total defense spending for fiscal year 2006 to over $536.6 billion. The President's proposed budget for government fiscal year 2007 includes defense spending of $439.3 billion, a 7% increase over government fiscal year 2006, if adopted, would be the largest Department of Defense budget in history in actual dollars. The 2007 spending plan submitted to Congress would include an estimated 2% to 4% annual increase in the peacetime defense budget over the fiscal years 2008 through 2011.

         Government Contracts and Contracting

     The federal technology services procurement environment has evolved in recent years due to statutory and regulatory changes resulting from procurement reform initiatives. U.S. federal government agencies traditionally have procured technology solutions and services through agency-specific contracts awarded to a single contractor. However, the number of procurement contracting methods available to U.S. federal government customers for services procurements has increased substantially. Today, there are three predominant contracting methods through which government agencies procure technology services: traditional single award contracts, General Service Administration, or "GSA," Schedule contracts, and single and multiple awards Indefinite Delivery/Indefinite Quantity, or "ID/IQ," contracts.

     Traditional single award contracts specify the scope of services that will be delivered and the contractor that will provide the specified services. These contracts have been the traditional method for procurement by the U.S. federal government. When an agency has a requirement, interested contractors are solicited, qualified, and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of bids requires the agency to maintain a large, professional procurement staff and can take a year or more to complete.

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

     Single and multiple award ID/IQ contracts are contract forms through which the U.S. federal government creates preferred provider relationships with contractors. These umbrella contracts outline the basic terms and conditions under which the government may order services. An umbrella contract typically is managed by one agency, the sponsoring agency, and is available for use by any agency of the U.S. federal government. The umbrella contracts are competed within the industry and one or more contractors are awarded contracts to be qualified to perform the work. The competitive process for procurement of work to be performed under the contract, called task orders, is limited to the pre-selected contractor(s). If the ID/IQ contract has a single prime contractor, the award of task orders is limited to that single party. If the contract has multiple prime contractors, the award of the task order is competitively determined. Multiple-contractor ID/IQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as Government Wide Acquisition Contracts, or "GWAC." Due to the lower cost, reduced procurement time, and increased flexibility of GWACs, there has been greater use of GWACs among many agencies for large-scale procurements of technology services.


Key Factors Driving Growth

     There are several key factors which we believe will continue to drive the growth of the U.S. federal technology services market and our business:

     o Continued Trend Towards Outsourcing. The downsizing of the U.S. federal government workforce, declining availability of information technology management skills among government personnel, and a corresponding growth in the backlog of software maintenance tasks at many government agencies are contributing to an increase in technology outsourcing. According to the Office of Management and Budget, spending on outsourced information technology solutions is projected to grow at a rate substantially faster than overall U.S. federal government information technology expenditures. In government fiscal year 2004, 83% of the U.S. federal government's total information technology solutions spending flowed to contractors. By government fiscal year 2010, this rate of outsourcing is projected to increase to 86% of total information technology spending.

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

     o Increased Spending on National Defense. National defense spending is projected to grow substantially over the next five years with the U.S. federal government increasing its commitment to strengthen the nation's security, defense and intelligence capabilities. The U.S. federal government is investing in improved homeland security, greater information systems security, more effective intelligence operations, and new approaches to warfare simulation training. Defense spending is projected to exceed $410.8 billion in government fiscal year 2006, an increase of almost 3% over government fiscal year 2005. An additional $125.8 billion in supplemental funding, that includes the Global War on Terror, has been submitted to Congress for approval would bring the total defense spending for fiscal year 2006 to over $536.6 billion. The President's proposed budget for 2007 defense spending is $439.3 billion, a 7% increase over the government fiscal year 2006 budget and, if adopted, would be the largest defense budget in history in actual dollars.

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

     o Continuing Impact of Procurement Reform. Recent changes in U.S. federal procurement regulations have incorporated commercial buying practices, including preferred supplier relationships in the form of GWACs, into the government's procurement process. These changes have produced lower acquisition costs, faster acquisition cycles, more flexible contract terms, and more stable supplier/customer relationships. U.S. federal expenditures through GWACs have grown significantly over the past three years, and the estimated growth in Schedule contracts will average approximately 13% over the next three years.

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

         Our Service Competencies and Program Examples

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

         INFORMATION TECHNOLOGY SOLUTIONS

     Intelligence Systems. We have more than ten years of experience in designing, developing and operating information systems used for intelligence missions. These missions focus on data and imagery collection, as well as information analysis and dissemination of information to the battlefield. An example of our work in this area includes:

     o Coalition Enterprise Regional Information Exchange System CENTRIXS and CENTRIXS N.A.T.O. Since 1993, we have provided services to the U.S., N.A.T.O., and other allied military forces with near-real-time correlated situation and order of battle information for threat analysis, target recommendations, indications and warnings. CENTRIXS is one of the most widely-used command, control, computers, communication and intelligence systems within the international intelligence community. We provide systems engineering and technical assistance, software development, configuration management, operational support and user training. This program recently has been expanded to include the deployment of new systems to Central Asia and additional system deployments to the coalition countries in the war on terrorism and Operation Iraqi Freedom.

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

     Modeling, Simulation and Training. We provide a comprehensive set of information technology solutions and services to our customers, including computer-based training, web-based training, distant learning, interactive electronic technical manuals, performance support systems and organizational assessment methods. We provide service to the following programs:

     o Program Executive Office Simulation Training and Instrumentation, or "PEO STRI." Since January 2000, we have provided life cycle support for constructive training at fourteen U.S. Army Simulation and Training Command Simulation centers worldwide. We have more than 1,300 personnel supporting this program at more than 80 sites throughout the United States, Germany, Italy and South Korea. We provide exercise support for computer-driven and manual battle simulations, including planning, coordination, personnel support, instructional aid development, simulation training, database and scenario development and system integrity. We support a variety of mission specific simulations, providing highly qualified professionals who are certified in all aspects of simulation support, to each of the U.S. Army's Battle Simulation Centers.

     o Military Operations on Urban Terrain, or "MOUT." We have supported the U.S. Army's MOUT program since July 1997. Our support to MOUT primarily focuses on the design and instrumentation of the most advanced MOUT site in the world located at the Joint Readiness Training Center, Fort Polk, LA, as well as other sites worldwide. The site allows trainers to continuously observe, control, monitor and record the conduct of training. The system captures every second of a training exercise through the use of nearly 1,000 cameras tied together via a fiber optic backbone and high-speed local area network to the control room. The system is also designed to control targetry and multiple battlefield effects and has the flexibility to support both simulated fire and live fire exercises. We have also developed a mobile version of MOUT to facilitate training in the theater of operation. For example, two Mobile MOUT sites were ordered and delivered for use in Kuwait and Afghanistan in early 2003 to support operations in the global war on terrorism. During 2004, we delivered a Mobile MOUT site to the U.S. National Guard. In 2005, we delivered 12 Mobile MOUT sites.

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

     o Integrated Card Production System. We are the prime contractor for secure identification and border control card solutions for the DHS's Bureau of Citizenship and Immigration Services, or "BCIS." Through a contract with the BCIS, we provide the Permanent Resident Card solution, as well as the Department of State Border Crossing "LaserVisa" Card solution. To date, the U.S. federal government has ordered over 26 million secure identification cards through this contract. We are positioned to grow from the expanding budget of DHS, as secure identification and credential card technologies proliferate within DHS and other U.S. federal government agencies.

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

     o Capitalize on Increased Emphasis on Information Security, Homeland Security and Intelligence. Excluding supplemental funding, defense spending is projected to exceed $410.8 billion in government fiscal year 2006, an increase of almost 3% over government fiscal year 2005, and is expected to reach $439.3 billion in government fiscal year 2007, a 7% increase over projected government fiscal year 2006 spending. We believe that many of the key operational goals of the U.S. federal government correlate with our expertise, including developing a national missile defense system, increasing homeland security, protecting information systems from attack, conducting effective intelligence homeland security, protecting information systems from attack, conducting effective intelligence operations, and training for new approaches to warfare through simulation.

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

     o Continue our Disciplined Acquisition Strategy. We employ a disciplined methodology to evaluate and select acquisition candidates. We have completed nine strategic acquisitions since 1997. Our industry remains highly fragmented and we believe the changing government procurement environment will continue to provide additional opportunities for industry consolidation. We will continue to selectively review acquisition candidates with complementary skills or market focus.

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

Acquisitions

     We employ a highly disciplined methodology to evaluate acquisitions. Since 1997 we have evaluated several hundred targets and have successfully completed and integrated nine strategic acquisitions. Each of these acquired businesses has been accretive to earnings, added to our technical capabilities and expanded our customer reach. The acquired businesses and their roles within our service offerings are summarized in the table below.


                                                                                                 Revenues prior to
  Year    Acquired Business                        Business Description                           acquisition(1)
---------------------------------------------------------------------------------------------------------------------
                                                                                                  ($ in millions)
1997     Vector Data Systems Intelligence collection, exploitation, and dissemination systems     $      35.6
1998         Techmatics      Surface ship and combat systems and ballistic missile defense
                             program management                                                          56.7
1999         Analysis &      Undersea ship and combat systems, acoustical signal processing,
             Technology      modeling and simulation, information technology systems and
                             software design                                                            170.4
2000          Sherikon       Military healthcare services systems, networking and
                             communications systems                                                      62.7
2001       SIGCOM Training   Training simulation systems and services
                                                                                                         12.5
2003             ISI         Secure identification and access management solutions and
                             military logistics and training                                            130.5
2004             STI         Modeling and simulation software solutions and services                     20.7
2004            IMSI         Information security and assurance, infrastructure security and
                             enterprise IT architecture                                                  31.7
2005          Milestone      Enterprise architecture and systems, information assurance and
                             program and financial management                                            18.7
---------------------------------------------------------------------------------------------------------------------



(1) Consolidated revenue of acquired business for its most recently completed fiscal year ended prior to the acquisition date.


     In August 1997, we purchased Vector Data Systems, Inc., a supplier of specialized information systems and services for the collection, analysis and distribution of military intelligence data. In May 1998, we acquired Techmatics, Inc., an established provider of systems engineering and program management services for large-scale military system development, including the U.S. Navy's surface ship fleet, on-ship combat systems and missile defense programs. With the acquisition of Analysis & Technology, Inc., or "A&T," in June 1999, we expanded our customer base for systems engineering and program management services to the U.S. Navy's undersea systems and added important technical expertise in computer-based training, modeling, simulation and advanced signal processing. In October 2000, we purchased Sherikon, Inc., or "Sherikon," extending the reach of our information technology solutions to military healthcare delivery systems. In July 2001, we acquired the training division of SIGCOM, Inc. and increased the range of our information technology-enabled training solutions to include the realistic simulation of urban environments for the planning and preparation of overseas military operations. In May 2003, we purchased Information Spectrum, Inc., or "ISI," a provider of secure identification and access management solutions and military logistics and training to primarily the Department of Defense. In July 2004, we purchased Simulation Technologies, Inc., or "STI," a provider of modeling and simulation software solutions and services. In August 2004, we purchased Integrated Management Services, Inc., or "IMSI," a provider of information security and assurance services, infrastructure security and enterprise IT architecture. In October 2005, we purchased Milestone Group, LLC, or "Milestone," a provider of enterprise architecture and systems, information assurance and program and financial management.

Existing Contract Profiles

     We currently have a portfolio of more than 800 active contracts. Our contract mix for the year ended December 31, 2005 was 41% time and materials contracts, 37% cost-plus contracts and 22% fixed price contracts (a substantial majority of which were firm fixed price level of effort).

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

     Under a fixed price contract, the contractor agrees to perform the specified work for a firm fixed price. To the extent that actual costs vary from the price negotiated we may generate more or less than the targeted amount of profit or even incur a loss. We generally do not pursue fixed price software development work that may create material financial risk. We do, however, execute fixed price labor hour and fixed price level of effort contracts which represent similar levels of risk as time and materials contracts. The substantial majority of our fixed price contracts involve a defined number of hours or a defined category of personnel. We refer to such contracts as "level of effort" contracts. Fixed price percentages in the table below include predominantly fixed price labor hour and fixed price level of effort contracts. Our historical contract mix is summarized in the table below.

                                  Contract Mix

                                                                             Year End
           ----------------------------------------------------------------------------------------------
                            Contract Type                    2001     2002    2003     2004      2005
                                                            ------   ------  -----    ------    ------
           Cost-Plus (CP)............................         37%      35%      32%     34%       37%
           Time and Materials (T&M)..................         34%      37%      38%     39%       41%
           Fixed Price (FFP).........................         29%      28%      30%     27%       22%

          -----------------------------------------------------------------------------------------------

     Our contract mix changes from year to year depending on the contract mix of companies we acquire, as well as our efforts to obtain more time and materials and fixed price work. As a result of recent acquisitions, our contract mix has been more weighted towards cost-plus contracts.

     In addition to a wide range of single award contracts with defense, civil, state and local government customers, we also hold a number of multiple award omnibus contracts and GWACs that currently support more than 4,300 separate task orders. Our Stricom task order under the ANSWER contract accounted for approximately 11% of our revenues in 2005. No other individual task order accounted for more than 10% of our revenues.

     Government Wide Acquisition Contracts. We are one of the leading suppliers of information technology services under GWACs, and a prime contractor for three of the four largest GWACs for information technology services and a subcontractor for the one that we are not the prime. These contract vehicles are available to any government customer and provide a faster, more-effective means of procuring contract services. For example, in December 1998, we were awarded Applications and Support for Widely-diverse EndUser Requirements, or "ANSWER," a 10-year multiple award contract with the GSA to provide highly technical information technology and systems engineering program support and infrastructure management. We have been awarded over 500 task orders to date under ANSWER, with revenues of approximately $240.7 million for the year ended December 31, 2005. Currently, our total estimated remaining contract value for this contract is approximately $1.4 billion through December 2010. Listed below are the four largest GWACs for information technology services as measured by overall contract ceiling value.



                        Owning Period of Contract Ceiling
                Contract Name                  Agency      Performance          Value                 Role
---------------------------------------------------------------------------------------------------------------------
ANSWER                                           GSA       1998 - 2008       $25 billion             Prime
Millenia                                         GSA       1999 - 2009       $25 billion         Subcontractor
Millenia Lite                                    GSA       2000 - 2010       $20 billion             Prime
CIO-SP II                                        NIH       2000 - 2010       $20 billion             Prime



     Listed below are our top ten programs by 2005 revenue, including single award and multiple award contracts. We are a prime contractor on each of these programs.

                          Top Programs by 2005 Revenue
                                 ($ in millions)

                                                                                                      Estimated
                                                                                                      Remaining
            Programs                    Customer       Period of Performance     2005 Revenue      Contract Value    Contract Type
----------------------------    ------------------   -------------------------  --------------   ----------------  ----------------
ANSWER (Multiple Award Contract)          GSA             1/1/99-12/31/08           $ 240.7           $ 1,419.3         T&M/FFP

Naval Sea Systems Command
(Multiple Award Contract)              U.S. Navy         04/02/01-03/31/16           64.2               639.5              CP

GSA SCHEDULE & Blanket Purchase
Agreements  (BPA)                         GSA            10/30/96-11/04/09           62.1               268.1           T&M/FFP

Stricom Omnibus Contract               U.S. Army         12/21/00-12/20/08           59.6               241.1          CP/FFP/T&M

GSA-MOBIS                                 GSA            11/21/97-09/15/10           55.7               284.6           T&M/FFP

SAFTAS                               U.S. Air Force      01/01/01-12/31/15           53.1               335.0              CP

GSA - Millenia Lite - Area 3              GSA           04/21/00 - 08/31/10          48.1               197.9              CP

AEGIS BMD BPA                          U.S. Navy        05/27/04 - 03/31/06          32.1               11.2              FFP

GSA Professional Engineering
Services                                  GSA            01/06/00-01/26/08           31.6               248.5           T&M/FFP

Foreign Military Sales Logistic
Support                                U.S. Navy         03/25/98-03/24/08           27.5               83.5               CP



Subcontractors

     In fulfilling our contract obligations to customers, we may utilize the services of one or more subcontractors. The use of subcontractors to support bidding for and the subsequent performance of awarded contacts is a customary aspect of U.S. federal government contracting. Subcontractors may be tasked by us with performing work elements of the contract similar to or different from those performed by us or other subcontractors. For the year ended December 31, 2005, approximately 32% of our total direct costs resulted from work performed by subcontractors. As discussed further in "Risk Factors," if our subcontractors fail to satisfy their contractual obligations, our prime contract performance could be materially and adversely affected. To the extent subcontractor costs increase or decrease in the future, our operating profit margin percentage on contracts could be affected.

Estimated Remaining Contract Value and New Business Development

     On December 31, 2005, our estimated remaining contract value was $6.5 billion, of which $910.6 million was funded backlog. In determining estimated remaining contract value, we do not include any provision for an increased level of work likely to be awarded under our GWACs. The estimated remaining contract value is calculated based on our current revenue run rate over the remaining term of the contract. Our estimated remaining contract value consists of funded backlog which is based upon amounts actually appropriated by a customer for payment of goods and services and unfunded contract value which is based upon management's estimate of the future potential of our existing contracts to generate revenues for us. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, there can be no assurance that the unfunded contract value will be realized as contract revenue or earnings. In addition, almost all of the contracts included in estimated remaining contract value are subject to termination at the election of the customer.


                                            ESTIMATED REMAINING CONTRACT VALUE
                                                                   Unfunded Estimated    Estimated Remaining
                     As of December 31,          Funded Backlog      Contract Value        Contract Value
                                                                       (in millions)
----------------------------------------      ------------------    ------------------- ----------------------
              2005                                $     911          $      5,622          $      6,533
              2004                                      831                 5,466                 6,297
              2003                                      661                 4,948                 5,609
              2002                                      418                 3,868                 4,286
              2001                                      309                 3,217                 3,526


     From December 31, 1999 to December 31, 2005, our estimated remaining contract value increased at a 21% compound annual growth rate, including the effect of acquisitions. We believe this growth demonstrates the effectiveness of the two-tiered business development process that management has developed to respond to the strategic and tactical opportunities arising from the evolving government procurement environment. New task order contract vehicles and major high-profile programs are designated strategic opportunities, and their pursuit and execution are managed centrally. A core team comprised of senior management and our strategic business unit heads makes all opportunity selection and resource allocation decisions. Work that can be performed under our many existing task order contract vehicles is designated a tactical opportunity, which is then managed and performed at the business unit level with support as needed from other company resources. All managers and senior technical personnel are encouraged to source new work, and incentives are weighted to ensure corporate objectives are given primary consideration.

Customers

     We provide information technology and systems engineering solutions to a highly diverse group of U.S. federal, state, local and international government organizations worldwide. Domestically, we service more than 50 agencies, bureaus and divisions of the U.S. federal government, including nearly all cabinet-level agencies and all branches of the military. For the year ended December 31, 2005, the U.S. federal government accounted for approximately 99% of our total revenues. International and state and local governments provided the remaining 1%. The DOD and intelligence agencies accounted for approximately 88% of our total revenues and services to U.S. federal civilian organizations that includes the Department of Homeland Security were approximately 11%. Our largest customer group is the U.S. Navy, which accounted for approximately 38% of revenues during the year ended December 31, 2005.

     An account receivable from a U.S. federal government agency enjoys the overall credit worthiness of the U.S. federal government, even though each such agency has its own budget. Pursuant to the Prompt Payment Act of 1982, payments from government agencies must be made within 30 days of final invoice acceptance or interest must be paid.

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

Employees

     As of December 31, 2005, we employed approximately 9,500 employees, 88% of whom were directly billable and 67% of whom held security clearances. Our workforce is well educated and experienced in the defense and intelligence sectors. Functional areas of expertise include systems engineering, computer science, business process reengineering, logistics, transportation, materials technologies, avionics and finance and acquisition management. None of our employees are represented by collective bargaining agreements.

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

Item 1A. Risk Factors

Risks related to our business

Business Uncertainties and Contractual Restrictions While the Merger with General Dynamics is Pending

     Uncertainty about the effect of the Merger on employees, partners, regulators and customers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated, and could cause customers and others that deal with us to defer purchases or other decisions concerning us, or seek to change existing business relationships with us. In addition, the Merger agreement restricts us from making certain acquisitions and taking other specified actions without General Dynamics' approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Failure to Complete the Merger Could Negatively Impact Stock Price, Future Business and Financial Results--

     Although our stockholders have voted to approve and adopt the Merger with General Dynamics, there is no other assurance that the other conditions to the completion of the Merger that remain will be satisfied. If the Merger is not completed, we will be subject to several risks, including the following:

     o we may be required to pay General Dynamics a termination fee of $42.5 million plus up to $500,000 in expenses if the Merger agreement is terminated under certain circumstances;

     o the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the stock market of us generally, resulting in a decline in the market price of our common stock;

     o certain costs relating to the Merger (such as legal, accounting and financial advisory fees) are payable by us whether or not the Merger is completed;

     o there may be substantial disruption to our business and a distraction to our management and employees from day-to-day operations, because of matters related to the Merger (including integration planning) that may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

     o our business could be adversely affected if we are unable to retain key employees or attract qualified replacements; and

     o we would continue to face the risks that we currently face as an independent company.


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

     We enter into three principal types of contracts with the U.S. federal government: time and materials, cost-plus, and fixed price. For the year ended December 31, 2005, approximately 41% were time and materials, 37% of our U.S. federal contracts were cost-plus, and 22% were fixed price (a substantial majority of which were fixed price level of effort contracts, which have lower risk than other types of fixed price contracts). Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. There is financial risk to us should our costs to perform time and materials contracts exceed the negotiated hourly billing rates. Under cost-plus type contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling, funding has not been received or costs are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under fixed price contracts, we are required to perform the contract tasks at a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Fixed price contracts, in comparison to cost-plus contracts, typically offer higher profit opportunities because we bear the risk of cost-overruns and receive the benefit of cost savings. For all contract types, there is risk associated with the assumptions we use to formulate our pricing of the proposed work. In addition, when we serve as a subcontractor under our contracts, we are exposed to the risks of delays in payment from the prime contractor for the services we provide.

Risks under Multiple Award Indefinite Delivery/Indefinite Quantity Contracts, GSA Schedule contracts and GWACs--Many of our U.S. federal government customers spend their procurement budgets through multiple award Indefinite Delivery/Indefinite Quantity Contracts, GSA Schedule contracts and GWACs under which we are required to compete for post-award orders.

     Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to increasingly purchase goods and services through multiple award ID/IQ contracts, GSA Schedule contracts and other multiple award and/or GWAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure requiring that we make sustained post-award efforts to realize revenues under the relevant contract. There can be no assurance that we will continue to increase revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

Government Regulations--We may be liable for penalties under various procurement rules and regulations. Changes in government regulations could harm our operating results.

     Our defense and U.S. federal civil agency businesses must comply with and are affected by various government regulations. Among the most significant regulations are:

     o the Federal Acquisition Regulation, and agency regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration and performance of government contracts;

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

     Sales under contracts with the U.S. Department of Defense, including sales under subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 88% and 89% of our sales for the year ended December 31, 2005 and for the year ended December 31, 2004, respectively. The U.S. defense budget declined from time to time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused most defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we currently provide limited or no services. A change in the U.S. Presidential Administration or in the composition of Congress could also materially affect levels of support for military expenditures. A general significant decline in military expenditures could harm our operating results.

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

     Our performance on government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. There is a risk that we may have disputes with subcontractors concerning a number of issues including the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our decision not to extend existing task orders or issue new task orders under a subcontract, or our hiring of former personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor. Further, there is a risk that a subcontractor's technology solution on which certain of our contracts and task orders are dependent could become obsolete or fall out of favor with customers. In extreme cases, such subcontractor performance deficiencies could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

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

          We have completed and integrated nine strategic acquisitions since 1997. The U.S. federal government information technology solutions and systems engineering services industry remains fragmented, and we believe that acquisition and consolidation opportunities will continue to present themselves periodically. We intend to continue to selectively review acquisition candidates with a focus on companies with complementary skills or market focus. Our continued success may depend upon our ability to integrate any businesses we may acquire in the future. The integration of such businesses into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. Such difficulties of integration may include the coordination of geographically dispersed organizations, the integration of personnel with disparate business backgrounds and the reconciliation of different corporate cultures. In addition, in certain acquisitions, U.S. federal acquisition regulations may require us to enter into contract novation agreements with the government, a routinely time-consuming process. Government agencies may delay in recognizing us as the successor contractor in these situations, thereby possibly preventing our realization of some of the anticipated benefits of such acquisitions. There can be no assurance that acquired entities will operate profitably, that we will realize anticipated synergies or that these acquisitions will cause our operating performance to improve.

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

          We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of our Amended and Restated Credit Agreement, as amended, or "Credit Facility," limit, but do not prohibit us or our subsidiaries from doing so. As of December 31, 2005, our Credit Facility would have permitted additional borrowings of up to $488.1 million. If new debt is added by us or our subsidiaries, the related risks that we and they now face could increase.

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

     Item 1B. Unresolved Staff Comments

         None

Item 2. Properties

          Our headquarters are located in leased facilities in Fairfax, Virginia. In total, we lease approximately 1.5 million square feet of office, shop and warehouse space in over 100 facilities across the United States, Canada, the United Kingdom and Australia. We own an office building in North Stonington, Connecticut, which contains 63,578 square feet of office space and is currently on the market for sale. The Company believes its facilities are adequate for its present needs and expects them to remain adequate for the foreseeable future. We also have employees working at customer sites throughout the United States and in other countries.

Item 3. Legal Proceedings

          On November 4, 2005, we received a Customs Export Enforcement Subpoena for documents from the United States Customs Service. The subpoena requested the production of records and information in connection with two of our programs, and a description of our export compliance program. We produced documents responsive to the subpoena in November and December 2005 and the matter is on-going. Although we cannot predict the outcome of this matter, we do not believe that it will have a material impact on our financial position or results of operations.

          We are involved in various legal proceedings in the ordinary course of business.

          We cannot predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock has been publicly traded on the New York Stock Exchange, or the "NYSE," since March 11, 2002.

     The following table sets forth the high and low sale price per share of our common stock during the year ended December 31, 2005 and 2004 as reported by the NYSE.

            2005
   Quarter Ended               High              Low
 -----------------        --------------- ----------------
   March 31               $      42.00    $        33.54
   June 30                $      46.00    $        35.99
   September 30           $      48.22    $        41.40
   December 31            $      54.84    $        40.75


            2004
   Quarter Ended               High              Low
------------------        --------------- ----------------
   March 31               $      37.00    $        27.01
   June 30                $      33.62    $        28.75
   September 30           $      37.29    $        28.25
   December 31            $      43.16    $        35.70



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

          The Company has filed a Registration Statement on Form S-8 with the SEC to register 1.2 million shares of the Company's common stock under the Employee Stock Purchase Plan ("ESPP,") which was implemented on April 1, 2004. The Company has suspended the employee stock purchase plan, pending the closing of the Merger with General Dynamics. The table below details the shares purchased by the Company on the open market under the ESPP during certain periods:

                                                                                                Maximum Number of
                                                                    Total Number of Shares     Shares that May Yet
                           Total Number of       Average Prices      Purchased as Part of         Be Purchased
       Period              Shares Purchased      Paid per Share    Publicly Announced Plan       Under the Plan
       ------              ----------------      --------------             --------------       --------------
 October 1-31, 2005             16,819               $43.05                   16,819               1,110,888
November 1 - 30, 2005             --                   --                         --               1,110,888
 December 1-31, 2005              --                   --                         --               1,110,888
                           ----------------                                 --------------
        Total                   16,819                                        16,819
                           ---------------                                  --------------

Item 6.  Selected Financial Data

          The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. These results are not necessarily indicative of the results that may be expected for any future period and are not comparable between prior periods as a result of business acquisitions consummated in 2001, 2003, 2004, and 2005. Results of operations of these acquired businesses are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition.

          You should read the selected consolidated financial data presented below in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business" and our consolidated financial statements and the related notes thereto appearing elsewhere in this filing.




                                                                         Year ended December 31
--------------------------------------------- ------------------------------------------------------------------------------

                                                        2005             2004            2003            2002           2001
                                                        ----             ----            -----           ----           ----
                                                                  (in thousands, except per share data)

Statements of operations data:
Revenues..........................................   $1,493,212      $  1,268,139     $1,042,474      $  825,826     $  715,023
Costs of revenues.................................    1,276,627         1,093,470        897,264         711,328        627,342
                                                     ----------      ------------     ----------      -----------    ----------

Gross profit......................................      216,585           174,669        145,210         114,498         87,681
General and administrative expenses,
  including acquisition related costs.............       76,691            65,964         58,647          48,197         51,442
Amortization of non-compete agreements ...........          165               167            101              --            349
Goodwill amortization.............................           --                --             --              --          6,704
Other intangibles amortization....................        2,850             2,509          2,349           1,907          2,321
                                                     ----------      ------------     ----------      -----------    ----------

Operating income .................................      136,879           106,029         84,113          64,394         26,865
Other income......................................        1,049               973             --             417             --
Merger related expenses...........................        2,432                --             --              --             --
Gains on sales and closures of business...........           --                --             --              --          4,046
Secondary offering expenses.......................           --               240            852              --             --
Interest expense, net of interest
  income..........................................        8,883             7,769         24,244          21,626         26,353
Minority interest in earnings of
  subsidiaries....................................         (75)              (72)           (54)            (18)           (38)
                                                     ----------      ------------     ----------      -----------    ----------

Income before provision for income taxes..........      126,538            98,921         58,963          43,167          4,520
Provision for income taxes........................       47,830            37,116         22,773          16,723          4,602
                                                     ----------      ------------     ----------      -----------    ----------

     Net income (loss)............................   $   78,708      $     61,805     $   36,190      $   26,444     $     (82)
                                                     ==========      ============     ==========      ==========     ==========

Basic earnings (loss) per  common share              $     2.14      $       1.73     $     1.04      $     0.82     $   (0.01)
                                                     ==========      ============     ==========      ==========     ==========

     Weighted average shares outstanding..........       36,811            35,717         34,851          32,163         23,787

Diluted earnings (loss) per  common share            $     2.08      $       1.66     $     0.98      $     0.78     $   (0.01)
                                                     ==========      ============     ==========      ==========     ==========

     Weighted average shares outstanding..........       37,810          37,267         36,925          34,022         23,787

Other data:
Cash flow from (used in)
  operating activities..........                     $   90,004      $     18,249     $   37,446      $  (1,722)     $   37,879
Cash flow used in investing activities............     (74,714)          (47,878)       (95,431)         (1,423)        (1,707)
Cash flow from (used in) financing
  activities......................................     (10,345)            31,644         55,807           5,481       (35,676)
Capital expenditures..............................        6,414             3,963          3,049           3,225          2,181
Balance sheet data (as of December 31):
Current assets....................................   $  395,570      $    338,604     $  244,591      $  208,396     $  144,418
Working capital (a)...............................      217,779           169,159        105,287          80,390         27,559
Total assets......................................      697,945           613,426        479,280         364,692        306,651
Long-term debt, including current
  portion.........................................      162,938           184,388        158,776         105,701        202,905
Stockholders' equity (deficit)....................      343,096           247,276        174,492         128,829        (3,442)


     (a) Working Capital is equal to current assets minus current liabilities.


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

     We have a broad customer and contract base and a diverse contract mix. We currently serve over 1,000 U.S. federal government customers in more than 50 government agencies, as well as state and foreign governments. For the year ended December 31, 2005, approximately 88% of our revenue was derived from contracts with the DOD and intelligence agencies, and approximately 11% from civilian agencies that includes the Department of Homeland Security of the U.S. federal government. For the year ended December 31, 2005, approximately 86% of our revenue was from contracts where we were the lead, or "prime," contractor. Our diverse contract base has approximately 800 active contracts and more than 4,300 active task orders. For the year ended December 31, 2005, our Stricom task order under the ANSWER contract accounted for approximately 11% of our revenues. No other task order accounted for more than 10% of our revenues. We have a diverse mix of contract types, with approximately 41%, 37%, and 22% of our revenues for the year ended December 31, 2005 derived from time and materials, cost-plus and fixed price contracts, respectively. We generally do not pursue fixed price software development contracts that may create financial risk. We have contracts with an estimated remaining contract value of $6.5 billion as of December 31, 2005, of which $910.6 million was funded backlog. Our contracts have a weighted-average term of approximately 7 years, assuming the exercise of all potential contract options. From December 31, 1999 to December 31, 2005, our estimated remaining contract value increased at a 21% compounded annual growth rate, including the effect of acquisitions.

Description of Critical Accounting Policies

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollected accounts receivable, contingent liabilities, revenue recognition, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, costs of revenues, goodwill impairment, long-lived assets and identifiable intangible asset impairment and business combinations.

Revenue Recognition

     During the year ended December 31, 2005, we estimate that approximately 98% of our revenues were derived from services and approximately 2% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenues for time and materials contracts are recognized as time is spent at hourly  rates,  which  are  negotiated  with the  customer  plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenues are recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs, a fixed amount or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost-plus type contracts, which are referred to as cost-plus award fee or incentive fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate on similar type contracts. Under substantially all fixed price contracts, which are predominantly level of effort contracts, revenues are recognized using the cost-to-cost method for all services provided. Fixed price contracts that involve a defined number of hours or a defined category of personnel are referred to as "level of effort" contracts. We believe the cost-to-cost method is the best estimate for determining performance on these contracts. For product-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate the contracts for multiple deliverables which may require the segmentation of each deliverable into a separate accounting unit for proper revenue recognition as defined by EITF 00-21. The appropriate revenue recognition method based on applicable accounting guidance is then applied for each separate unit.

     We recognize revenues under our U.S. federal government contracts when a contract is executed, the contract price is fixed and determinable, delivery of the services or products has occurred, the contract is funded and collectibility of the contract price is considered probable. Our contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or periodically throughout the term of the contract as the services are provided. From time to time, we may proceed with work on unfunded portions of existing contracts based on customer direction pending finalization and signing of contractual funding documents. We have an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred. Historically, we have not recorded any significant write-offs because funding was not ultimately received.

     For cost based contracts, we recognize revenues under our U.S. federal government contracts based on allowable contract costs, as mandated by the U.S. federal government's cost accounting standards. The costs we incur under U.S. federal government contracts are subject to regulation and audit by certain agencies of the federal government. Historically, contract cost disallowances resulting from government audits have not been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts. Our incurred costs have been audited through 2003.

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

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 41% time and materials, 37% cost-plus and 22% fixed price (a substantial majority of which are firm fixed price level of effort) during the year ended December 31, 2005. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts with the U.S. federal government, operating profits typically range from 5% to 7% but are statutorily limited to 10% on cost-plus-fixed-fee contracts. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and our overall operating profits on such contracts is less than 15%.

     We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion issues may arise, which would lead to accounts receivable not being fully collected.

Costs of Revenues

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and assigned to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead, material handling or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulation, or "FAR," cannot be assigned or allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions, bad debt expense and certain general and administrative expenses. The Company plans to adopt Statement of Financial Accounting Standards or "SFAS," No. 123R in the first quarter of 2006. Under FAR, compensation expense as related to stock options is considered unallowable cost and not recoverable though our contracts. However, compensation expense as related to restricted shares is allowable and can be allocated to the contracts and tasks. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies, we have been able to control our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

Goodwill Impairment

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $260.8 million and $242.1 million as of December 31, 2005 and 2004, respectively. The increase in goodwill in 2005 was primarily related to the acquisition of Milestone in October 2005.

     We completed our annual impairment analyses as of September 30, 2005 and 2004, noting no indications of impairment for any of our reporting units. As of December 31, 2005, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our planned annual test as of September 30, 2006.

Long-Lived Assets and Identifiable Intangible Asset Impairment

     The net carrying amount of long-lived assets and identifiable intangible assets was approximately $33.9 million and $24.1 million at December 31, 2005 and 2004, respectively. Of the $33.9 million at December 31, 2005, approximately $10.4 million of the intangible assets, net of amortization, are related to our recent acquisition of Milestone. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in U.S. federal government appropriations or funding of certain programs, or other similar events. None of these events occurred for the year ended December 31, 2005. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability. During the year ended December 31, 2003, we recognized an impairment charge of approximately $135,000, included in general and administrative expenses in the accompanying consolidated statement of operations, to write-down the carrying value of a building that is currently on the market for sale to its estimated fair market value.

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

Statements of Operations

     The  following  is a  description  of certain  line items from our  audited
consolidated  statements  of  operations,   which  include  the  acquisition  of
Milestone since the date of the acquisition.

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

     Other income is from non-core business items such as a gain on the reversal of a reserve created from a prior acquisition, a settlement agreement in 2004 with the former shareholders of Sherikon, Inc., a write-off of deferred shelf registration costs and the fair market value adjustments related to marketable equity securities that are classified as trading securities.

     Merger related expenses relate to legal and financial advisory costs associated with the planned merger with General Dynamics and a wholly owned subsidiary of General Dynamics.

     Secondary offering expenses relate to costs associated with the selling of our common stock in underwritten offerings during the year ended December 31, 2004. The Company sold no shares and received no proceeds in these offerings. Therefore, we were required to classify the related costs as expenses.

     Interest expense is primarily related to our Term Loan B and revolving facility, our Senior Subordinated Notes due 2009, or the "12% Notes" and amortization of deferred financing costs. None of our 12% Notes remained outstanding after June 2004. Interest expense is reported net of interest income. Interest income primarily relates to the interest earned on short term investments and cash-on-hand.

Funded Backlog and Estimated Remaining Contract Value

     Each year a significant portion of our revenue is derived from existing contracts with our government customers, and a portion of the revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. Historically, we believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 87% of our contracts that have been recompeted. We have increased our estimated remaining contract value by approximately $236.1 million, from $6.3 billion as of December 31, 2004, to $6.5 billion at December 31, 2005, of which approximately $910.6 million was funded backlog as of December 31, 2005. Funded backlog increased approximately $79.7 million to $910.6 million at December 31, 2005, from $830.9 million as of December 31, 2004.

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

 Acquisitions


 The following table summarizes our acquisitions since January 2004.

                                                         Revenues for the most
                                                       recently completed twelve
                                                        month period ended prior
               Name              Acquisition Date            to acquisition
        -------------------     ------------------      ------------------------
                                                             (in thousands)

  STI..........................      July 2004               $     20,686
  IMSI.........................     August 2004              $     31,715
  MILESTONE....................    October 2005              $     18,689



         Acquisitions

     We have completed and integrated nine strategic acquisitions since 1997. Since January 2004, we have acquired three businesses: Simulation Technologies Inc., Integrated Management Services, Inc., and Milestone Group, LLC.

     Simulation Technologies, Inc. - On July 27, 2004, we purchased all of the outstanding stock of Simulation Technologies Inc., or "STI," a provider of modeling and simulation software solutions and services, based in San Antonio, Texas, for a total purchase price of $15.1 million (net of cash acquired), including transaction costs. We financed the acquisition through borrowings under our existing Credit Facility. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $2.6 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by us. Goodwill recognized from this acquisition was approximately $9.5 million and is not deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized. Pursuant to the requirements of SFAS No. 141, the effect of the acquisition did not meet the criteria of a significant acquisition, and therefore, pro forma disclosures are not presented in the audited consolidated financial statements.

     Integrated Management Services, Inc. - On August 11, 2004, we purchased all of the outstanding stock of Integrated Management Services, Inc., or "IMSI," a provider of high end, mission critical information and securities solutions, based in Arlington, Virginia, for a total purchase price of $29.0, million including transaction costs. We financed the acquisition through borrowings under our existing Credit Facility. Under the terms of the stock purchase agreement, we may be obligated to pay up to $2.0 million of additional consideration if follow on work related to a certain government contract was awarded in the time frame set forth under the stock purchase agreement. We have communicated to the seller of IMSI our determination of the additional consideration we believe is due, have received the seller's response and intend to further discuss the matter with the seller. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $5.9 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by us. Goodwill recognized from this acquisition was approximately $20.6 million and is deductible for tax purposes due to a tax code election made at the time of the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized. Pursuant to the requirements of SFAS No. 141, the effect of the acquisition did not meet the criteria of a significant acquisition, and therefore, pro forma disclosures are not presented in the audited consolidated financial statements.

     Milestone Group, LLC. - On October 14, 2005, we purchased all of the outstanding limited liability membership interests of Milestone Group, LLC, or "Milestone," a provider of IT professional services, based in Arlington, Virginia, for a total purchase price of $30.9 million, including transaction costs. We financed the acquisition through cash-on-hand and proceeds from the sales of short term investments. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $10.5 million of contracts and related customer relationships with an expected weighted average useful life of 8 years. The value of the contracts and customer relationships is based on an independent appraisal and other studies performed by us. Goodwill recognized from this acquisition was approximately $18.9 million and is deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized. Pursuant to the requirements of SFAS No. 141, the effect of the acquisition did not meet the criteria of a significant acquisition, and therefore, pro forma disclosures are not presented in the audited consolidated financial statements.

         Results of Operations

     Our historical consolidated financial statements do not reflect the full-year impact of the operating results of a number of our acquisitions, since their operating results are only included or excluded from our results from the date of acquisition, as applicable.

     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to revenues during the period shown:

                                                                          Years Ended
                                    ---------------------------------------------------------------------------------------
                                                                         December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                 2005                         2004                         2003
                                                              (in thousands, except percentages)
Revenues                            $   1,493,212         100.0%      $1,268,139      100.0%   $ 1,042,474      100.0%
Costs of revenues.............          1,276,627           85.5       1,093,470        86.2       897,264        86.1
                                    -------------     ----------      ----------    ---------  -----------     -------
   Gross profit...............            216,585           14.5         174,669        13.8       145,210        13.9
Costs and expenses:..........
   General and administrative.             76,691            5.1          65,964         5.2        58,647         5.6
   Amortization...............              3,015            0.2           2,676         0.2         2,450         0.2
                                    -------------     ----------      ----------    ---------  -----------     -------
Total operating expenses.......            79,706            5.3          68,640         5.4        61,097         5.8
                                    -------------     ----------      ----------    ---------  -----------     -------

Operating income..............            136,879            9.2         106,029         8.4        84,113         8.1
Other income, net.............              1,049            0.1            973           --            --          --
Merger related expenses.......              2,432            0.2              --          --            --          --
Secondary offering expenses                    --             --             240          --           852         0.1
Interest expense, net.........              8,883            0.6           7,769         0.7        24,244         2.3
Minority interest.............               (75)             --            (72)          --          (54)          --
                                    -------------     ----------      ----------    ---------  -----------     -------

Income before provision for
     income taxes.............            126,538            8.5          98,921         7.8        58,963         5.7
Provision for income taxes....             47,830            3.2          37,116         2.9        22,773         2.2
                                    -------------     ----------      ----------    ---------  -----------     -------
Net income ...................      $      78,708           5.3%      $   61,805        4.9%   $    36,190        3.5%
                                    =============     ==========      ==========    =========  ===========     =======

         2005 compared with 2004

     Revenues

     For the year ended December 31, 2005, revenues increased by $225.1 million, or 17.7%, to $1.493 billion from $1.268 billion for the year ended December 31, 2004. The increase in revenues was attributable primarily to organic growth. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe organic growth is a useful supplemental measure to revenues. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the year ended December 31, 2005, our organic growth was 14.9%, or $188.4 million. The increase in revenues attributable to organic growth was primarily driven by growth in the following business areas: task orders in support of a wide range of federal government agencies under our GSA ANSWER, Millenia Lite - Area 3, and Logistic Worldwide contracts; Aegis Ballistic Missile Defense (BMD) Program; Stricom Omnibus Contract (STOC) including Military Operations on Urban Terrain (MOUT); and task orders under our Naval Sea Systems Command (NAVSEA) Multiple Award Contract.

Costs of Revenues

     For the year ended December 31, 2005, costs of revenues increased by $183.2 million, or 16.8%, to $1.277 billion from $1.093 billion for year ended December 31, 2004. The increase in costs of revenues was due in part to the corresponding growth in revenues resulting from organic growth and the increase in employee headcount. The majority of the increase in costs of revenues for the year ended December 31, 2005 was due to increases of $68.4 million and $82.9 million in direct labor and other direct contract costs, respectively.

Gross Profit

     For the year ended December 31, 2005, gross profit increased by $41.9 million, or 24.0%, to $216.6 million from $174.7 million for the year ended December 31, 2004. Gross profit as a percentage of revenues increased to 14.5% from 13.8% as a result of improvements to profit rates on certain contracts.

General and Administrative Expenses

     For the year ended December 31, 2005, general and administrative expenses increased $10.7 million, or 16.3%, to $76.7million from $66.0 million for the year ended December 31, 2004. General and administrative expenses for the year ended December 31, 2004, as a percentage of revenues decreased to 5.1% from 5.2%. The dollar increase was primarily attributable to the corresponding growth in revenues and additions to the allowance for uncollectible receivables. The decrease in general and administrative as a percentage of revenues was primarily related to controlling our indirect costs.

Amortization

     For the year ended  December  31,  2005,  amortization  expenses  increased
$339,000, or 12.7%, to $3.0 million from $2.7 million for the year ended December 31, 2004. The increase in amortization expense was a result of additional amortization related to intangible assets acquired in connection with the purchase of Milestone. Amortization as a percentage of revenues remained constant at 0.2%.

Operating Income

     For the year ended December 31, 2005, operating income increased $30.9 million, or 29.1%, to $136.9 million from $106.0 million for the year ended December 31, 2004. The increase in operating income was primarily a result of the corresponding increase in revenues. Operating income as a percentage of revenues increased to 9.2% for the year ended December 31, 2005 from 8.4% for the year ended December 31, 2004. The increase in operating income as a percentage of revenues was primarily a result of controlling our indirect costs and an improvement to profit rates on certain contracts

Other Income

     For the year ended December 31, 2005, other income was $1.0 million as compared to $973,000 for the year ended December 31, 2004. The 2005 other income was primarily related to a $900,000 gain on a reversal of an acquisition reserve. The 2004 other income was primarily related to a $899,000 gain on a settlement agreement with the former shareholders of Sherikon.

Merger Related Expenses

     For the year ended December 31, 2005, merger related expenses were $2.4 million compared to zero for the year ended December 31, 2004. The increase in merger related expenses was a result of legal and financial advisory costs incurred with the planned merger with General Dynamics and a wholly owned subsidiary of General Dynamics

Interest Expense, Net

     For the year ended December 31, 2005, interest expense, net of interest income, increased $1.1 million, or 14.3%, to $8.9 million from $7.8 million for the year ended December 31, 2004. The net increase in interest expense was primarily due to the higher interest rates on the Term Loan B during the year ended December 31, 2005. During the year ended December 31, 2005, the interest rate on the Term Loan B borrowings ranged from 4.31% to 6.14% compared to a range of 3.11% to 4.31% on the term loan outstanding for the same period in the prior year. For the year ended December 31, 2005 and 2004, interest income earned on short term investments and cash-on-hand was $1.0 million and $31,000, respectively.

Provision For Income Taxes

     Our effective tax rate for the year ended December 31, 2005 was 37.8%, compared with 37.5% for the year ended December 31, 2004. The 2005 effective tax rate reflects a benefit for tax exempt interest, a benefit for current and prior year state and local tax credits, and an expense for nondeductible transaction costs. The 2004 effective tax rate reflects a benefit for federal research and experimentation credits from amending prior years tax returns, state legislative changes and a non-recurring benefit from nontaxable other income resulting from the settlement with the former owners of Sherikon.

2004 compared with 2003

Revenues

     For the year ended December 31, 2004, revenues increased by $225.7 million, or 21.6%, to $1.268 billion from $1.042 billion for the year ended December 31, 2003. The increase in revenues was attributable to organic growth and the acquisitions of STI and IMSI. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the year ended December 31, 2004, our organic growth was 14.2%, or $146.3 million. The acquisitions of STI and IMSI accounted for approximately $20.8 million of the revenue growth for the year ended December 31, 2004. The increase in revenues attributable to organic growth was primarily driven by growth in the following business areas: task orders in support of a wide range of federal government agencies under our GSA ANSWER and Management and Business Services (MOBIS) contracts; Engineering and Technical Services for Deploying Enabling Technologies with the U.S. Navy; engineering and technical support to the U.S. Army's "Program Executive Office for Simulation, Training and Instrumentation"; Foreign Military Sales Logistics support; and task orders under our NAVSEA Multiple Award Contract.

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

Secondary Offering Expenses

     On October 29, 2004, affiliates of and companies managed by Caxton-Iseman Capital, Inc., including Azimuth Technologies, L.P., Azimuth Tech II LLC and Frederick J. Iseman, which we refer to collectively as the "Caxton-Iseman Stockholders," sold 3,600,000 shares of our common stock in an underwritten offering pursuant to a shelf registration statement on Form S-3 filed with the SEC (Commission File No. 333-111249). Neither we nor any of our executive officers participated in the sale of shares in this offering. In connection with this offering, we incurred $240,000 of expenses for the year ended December 31, 2004, for which we were not reimbursed in accordance with the terms of our registration rights agreement with certain of our stockholders, as amended.

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

Liquidity and Capital Resources

Cash Flow for the Years Ended December 31, 2005 and 2004

     We generated $90.0 million in cash from operations for the year ended December 31, 2005. By comparison, we generated $18.2 million in cash from operations for the year ended December 31, 2004. Accounts receivable Days Sales Outstanding, or "DSO," decreased to 76 days for the year ended December 31, 2005 from 82 days for the year ended December 31, 2004. The 6 day decrease in DSO is largely attributable to our improved billing and collection process. Contract receivables increased $14.5 million to $331.8 million for the year ended December 31, 2005 as compared to $317.3 million for the year ended December 31, 2004. Accounts receivable at December 31, 2005 represented 47.5% of total assets at that date. As a result of our acquisition of Milestone, accounts receivable increased by approximately $4.2 million. The remaining increase was attributable to the overall growth of our business. For the year ended December 31, 2005, net cash used in investing activities was $74.7 million, which was attributable to our acquisition of Milestone and the purchases of short term investments. Net cash used by financing activities was $10.3 million for the year ended December 31, 2005. Cash used by financing activities was primarily related to the $19.8 million paydown of the revolver balance under our existing Credit Facility, offset in part by $11.3 million in cash received from financing activities from the issuance of common stock during 2005.

     On September 30, 2004, we entered into a second amendment to our Credit Facility. This amendment provided an additional $16.1 million of borrowing by increasing our Term Loan B to $165.0 million, and lowered the interest rates on Term Loan B borrowings by 0.25%. The additional $16.1 million in borrowings did not reduce the $200.0 million in potential additional borrowings described below. As of December 31, 2005, total debt outstanding was $162.9 million, consisting of $162.9 million of Term Loan B, and zero outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of December 31, 2005 were $194.8 million. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B. For the years ended December 31, 2005 and 2004, we did not have to prepay amounts specified in our Credit Facility as related to annual excess cash flow.

     Prior to September 30, 2004, our Credit Facility provided, among other things, a Term Loan B in the amount of $150.0 million with a maturity date of December 31, 2010, and the extension of the maturity date of the revolving loan portion of our Credit Facility to December 31, 2008. In addition, the Credit Facility permitted us to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans with certain restrictions on the amount of revolving loans. All borrowings under our Credit Facility are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA and maximum ratio of senior debt to EBITDA, as defined in the Credit Facility. For the year ended December 31, 2005, we complied with all of the financial covenants. Additionally, as a result of changes made in the second amendment and restatement, revolving loans are now based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans. Historically, our primary liquidity requirements have been for debt service under our Credit Facility and 12% Notes and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility.

     Our principal working capital need is for funding accounts receivable, which has increased with the growth of our business. For the year ended December 31, 2005, working capital increased by $48.6 million to $217.8 million from $169.2 million for the year ended December 31, 2004. The increase in working capital was primarily the result of growth of our business that generated cash that was held on hand and in short term investments. Our principal sources of cash to fund our working capital needs are cash generated from operations and borrowings under our Credit Facility. In addition, we are scheduled to pay quarterly installments of $412,500 under the Term Loan B until the Credit Facility matures on December 31, 2010. As of December 31, 2005, we did not have any capital commitments greater than $1.0 million.

     We have relatively low capital investment requirements. Capital expenditures were $6.4 million and $4.0 million for the years ended December 31, 2005 and 2004, respectively, primarily for leasehold improvements and office equipment.

     Our business acquisition expenditures relating to Milestone were $30.9 million in 2005. The acquisition was financed through cash-on-hand and proceeds from the sales of short term investments. In the past, we have engaged in acquisition activity, and we intend to do so in the future. Historically, we have financed our acquisitions through a combination of bank debt, subordinated debt, subordinated public and private debt and equity investments. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our Credit Facility, bank loans, equity offerings, or some combination of the foregoing.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligation

     We use off-balance sheet financing, primarily to finance the lease of operating facilities and certain capital items. Operating leases are used primarily to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of December 31, 2005, we financed equipment with an original cost of approximately $19.4 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. In addition, our offices, warehouse and shop facilities are obtained through operating leases. Other than the operating leases described above, we do not have any other off-balance sheet financing. The following table provides information (in thousands) as of December 31, 2005 regarding our off-balance sheet arrangements and contractual obligations.


                                                                 Payments due by period (in thousands)
                                             -------------------------------------------------------------------------------

                                                               Less than                                      More than 5
           Contractual Obligations               Total           1 year         1-3 year       3-5 years          years
                                                 -----           ------         --------       ---------      -------------
           Long-term debt                    $  162,938        $   1,650        $   3,300      $   3,300         $  154,688
           Capital lease obligations                362              140              207             15                 --
           Operating leases                     155,879           29,540           43,834         28,423             54,082
           Other long-term liabilities            6,529               --              262          1,595              4,672
                                              -------------     ----------      ----------     -----------     ------------
           Total                             $  325,708        $  31,330        $  47,603      $   33,333        $  213,442
                                              =============     ==========      ==========     ===========     ============

Inflation

     We do not believe that inflation has had a material effect on our business in 2005, 2004, or 2003 as our contract billing rates typically have taken inflation into account.

         Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in an accounting principle and changes the requirements for accounting for and reporting a change in an accounting principle. SFAS No. 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in an accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income for the first quarter of the year for which the change occurred. FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company believes the adoption of SFAS No. 154 will not have a significant impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends Accounting Principles Board (APB) Opinion No. 29 to improve financial reporting by eliminating certain narrow differences between the FASB's and the International Accounting Standards Board's (IASB) existing accounting standards for nonmonetary exchanges of similar productive assets. The provisions of this statement shall be prospectively applied and are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. (SFAS No. 123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective for public companies with fiscal years beginning after July 1, 2005. This new standard may be adopted in one of three ways: a) the modified prospective transition method, b) the modified retrospective transition method - the beginning of the annual period of adoption or c) the modified retrospective transition method by restating all periods presented. The Company intends to adopt SFAS No. 123R using the modified retrospective transition method in the first quarter of 2006.

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

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by $1.7 million and $1.6 million for the year ended December 31, 2005 and 2004, respectively.

Item 8.   Financial Statements and Supplementary Data

     Our consolidated financial statements are provided in Part IV, Item 15 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We had no disagreements with our independent registered public accounting firm on accounting principles, practices or financial statement disclosure during the two years prior to the date of our most recent consolidated financial statements included elsewhere in this report.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, Milestone's internal control over financial reporting associated with total assets of $3.9 million and total revenues of $4.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

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

     Our independent registered public accounting firm, KPMG LLP, issued an attestation report on our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anteon International Corporation:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting that Anteon International Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)". The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     The Company acquired Milestone Group, LLC. ("Milestone") in October 2005, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, Milestone's internal control over financial reporting associated with total assets of $3.9 million and total revenues of $4.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Milestone.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia
March 16, 2006

                                    PART III

                                                                   MANAGEMENT

     Item 9B. Other Information

         None

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


                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules

                                                                                                      Page Number
                                                                                                        in 2005
                                                                                                     Annual Report
     ------------------------------------------------------------------------------------------ ------------------------
     (a) 1.       Financial Statements

                  Report of Independent Registered Public Accounting Firm                                 F-1

                  Consolidated Balance Sheets as of December 31, 2005 and 2004                            F-2

                  Consolidated  Statements  of  Operations  for  Each  of  the  Years  in  the
                  Three-Year Period Ended December 31, 2005                                               F-3

                  Consolidated Statements of Stockholders' Equity and
                  Comprehensive Income for Each of the Years in the Three-Year
                  Period Ended December 31, 2005 F-4

                  Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2005 F-5 - F-6

                  Notes to Consolidated Financial Statements                                          F-7 - F-29

     (a) 2.       Financial Statement Schedule

                  Valuation and Qualifying Accounts                                                       S-2





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ANTEON INTERNATIONAL CORPORATION

Date: March 16, 2006                                   By: /s/: Joseph M. Kampf
--------------------                                      ----------------------
                                 Joseph M. Kampf
                                                            President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                             Name                                           Title                               Date
       /s/:  JOSEPH M. KAMPF                                                                           March 16, 2006
       ------------------------------------                                                            --------------
            Joseph M. Kampf                              President and Chief Executive Officer
                                                         and Director  (Principal Executive Officer)

       /s/:  CHARLES S. REAM                                                                           March 16, 2006
       ------------------------------------                                                            --------------
            Charles S. Ream                              Executive Vice President and Chief
                                                         Financial Officer (Principal Financial and
                               Accounting Officer)

       ------------------------------------
            Frederick J. Iseman                          Chairman of the Board and Director

       /s/:  GILBERT F. DECKER                                                                         March 16, 2006
       ------------------------------------                                                            --------------
            Gilbert F. Decker                            Director

       /s/:  ROBERT A. FERRIS                                                                          March 16, 2006
       ------------------------------------                                                            --------------
            Robert A. Ferris                             Director

       /s/:  PAUL G. KAMINSKI                                                                          March 16, 2006
       ------------------------------------                                                            --------------
            Paul G. Kaminski                             Director

       /s/:  STEVEN M. LEFKOWITZ                                                                       March 16, 2006
       ------------------------------------                                                            --------------
            Steven M. Lefkowitz                          Director

       /s/:  HENRY HUGH SHELTON                                                                        March 16, 2006
       ------------------------                                                                        --------------
            Henry Hugh Shelton                           Director

       ------------------------------------
            William J. Perry                             Director

       /s/:  PAUL DAVID MILLER                                                                         March 16, 2006
       ------------------------------------                                                            --------------
            Paul David Miller                            Director

       /s/:  PAUL J. KERN                                                                              March 16, 2006
       ------------------------------------                                                            --------------
            Paul J. Kern                                 Director

       /s/:  MICHAEL T. SMITH                                                                          March 16, 2006
       ------------------------------------                                                            --------------
            Michael T. Smith                             Director


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

               2.3 Agreement and Plan of Merger, dated as of December 13, 2005, by and among Anteon International Corporation, Avenger Acquisition Corporation and General Dynamics (incorporated by reference to Exhibit 10.1 to Anteon International Corporation's Current Report on Form 8-K filed on December 14, 2005

               3.1 Amended and Restated Certificate of Incorporation of Anteon International Corporation (incorporated by reference to Exhibit 3.1 of Anteon International Corporation's Quarterly Report on Form 10-Q filed on May 14, 2002).

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

               10.11Amended and Restated Credit  Agreement,  dated as of October
                    21, 2002, to the Credit Agreement, dated as of June 23, 1999, among Anteon International Corporation, Credit Suisse First Boston, Mellon Bank, N.A., Duetsche Bank AG and the lenders named therein (incorporated by reference to Exhibit
                    10.11 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 11, 2003).

               10.12Amendment  Agreement,  dated as of December  19, 2003 to the
                    Amended and Restated Credit Agreement, dated as of October 21, 2002, among Anteon International Corporation, Anteon Corporation, Credit Suisse First Boston and Citizens Bank of Pennsylvania. (incorporated by reference to Exhibit 10.12 to Anteon International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 8, 2004).

               10.15Security Agreement,  dated as of June 23, 1999, among Anteon
                    Corporation, Analysis & Technology, Inc., Interactive Media Corp., Techmatics, Inc., Vector Data Systems, Inc. and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.8 to Anteon International Corporation's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

               10.16Amended and Restated  Omnibus  Stock Plan  (incorporated  by reference to Exhibit 10.2 to Anteon International Corporation's Quarterly Report on Form 10-Q filed May 14,
                    2002).

               10.17Stock  Option   Agreement   (incorporated  by  reference  to
                    Exhibit 10.17 to Anteon International Corporation's Amendment No. 2 to Form S-1 Registration Statement filed on February 19, 2002 (Commission File No. 333-75884)).

               10.22Form   of   Amended   and   Restated   Executive   Agreement
                    (incorporated by reference to Exhibit 10.1 to Anteon International Corporation's Current Report on Form 8-K filed on January 25, 2006).

               10.24Amendment  No.  1  to  the  Rights  Agreement  dated  as  of
                    December 31, 2005 by and between Anteon International Corporation and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.2 to Anteon International Corporation's Current Report on Form 8-K filed on December 14, 2005).

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

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anteon International Corporation:

We have audited the accompanying consolidated balance sheets of Anteon International Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia
March 16, 2006



                 ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (a Delaware Corporation)
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004
                 (in thousands, except share and per share data)

         Assets                                                                             2005               2004
                                                                                      =================   ===============
 Current assets:
       Cash and cash equivalents                                                         $    9,048          $   4,103
       Short term investments                                                                37,460                 --
       Accounts receivable, net                                                             331,809            317,296
       Prepaid expenses and other current assets                                             17,182             17,205
       Deferred tax assets, net                                                                  71                 --
                                                                                      -----------------   ---------------
 Total current assets                                                                       395,570            338,604

 Property and equipment, net                                                                 15,107             12,920
 Goodwill                                                                                   260,834            242,066
 Intangible and other assets, net of accumulated amortization of $13,818 and
   $10,902, respectively                                                                     26,434             19,836
                                                                                      -----------------   ---------------
 Total assets                                                                            $  697,945          $ 613,426
                                                                                      =================   ===============
         Liabilities and Stockholders' Equity
 Current liabilities:
       Term Loan B, current portion                                                           1,650              1,650
       Obligations under capital leases, current portion                                        121                196
       Accounts payable                                                                      28,319             46,430
       Accrued expenses                                                                     110,638            102,593
       Income tax payable                                                                     9,973              1,556
       Deferred compensation                                                                  2,009                808
       Deferred tax liability                                                                    --              2,448
       Deferred revenue                                                                      25,080             13,764
                                                                                      -----------------   ---------------
 Total current liabilities                                                                  177,790            169,445

 Term Loan B, less current portion                                                          161,288            162,938
 Revolving credit facility                                                                       --             19,800
 Obligations under capital leases, less current portion                                         210                310
 Noncurrent deferred tax liabilities, net                                                     8,675              8,460
 Other long term liabilities                                                                  6,529              4,915
                                                                                      -----------------   ---------------
 Total liabilities                                                                          354,492            365,868

 Minority interest in subsidiaries                                                              357                282
 Stockholders' equity:
 Preferred stock, $0.01 par value, 15,000,000 shares authorized, zero issued and
   outstanding as of December 31, 2005 and 2004                                                  --                 --
 Common stock, $0.01 par value, 175,000,000 shares authorized and 37,238,974 and
   36,218,476 shares issued and outstanding as of December 31, 2005 and 2004,
   respectively                                                                                 372                362
 Additional paid-in capital                                                                 143,851            126,508
 Accumulated other comprehensive income                                                          13                254
 Retained earnings                                                                          198,860            120,152
                                                                                      -----------------   ---------------
 Total stockholders' equity                                                                 343,096            247,276
                                                                                      -----------------   ---------------
 Commitments and contingencies
 Total liabilities and stockholders' equity                                              $  697,945          $ 613,426
                                                                                      =================   ===============

       See accompanying notes to consolidated financial statements.


                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)
                                                Consolidated Statements of Operations
                                            Years ended December 31, 2005, 2004 and 2003
                                           (in thousands, except share and per share data)


                                                              2005                2004              2003
                                                        -----------------    ---------------    --------------

    Revenues                                            $     1,493,212      $   1,268,139      $   1,042,474
    Costs of revenues                                         1,276,627          1,093,470            897,264
                                                        -----------------    ---------------    --------------
                      Gross profit                              216,585            174,669            145,210
                                                        -----------------    ---------------    --------------

    Operating Expenses:
         General and administrative expenses                     76,691             65,964             58,647
         Amortization of noncompete agreements                      165                167                101
         Other intangibles amortization                           2,850              2,509              2,349
                                                         -----------------    ---------------    --------------
                      Total operating expenses                   79,706             68,640             61,097
                                                         -----------------    ---------------    --------------
                      Operating income                          136,879            106,029             84,113
    Other income                                                  1,049                973                 --

    Merger related expenses                                       2,432                 --                 --
    Secondary offering expenses                                      --                240                852
    Interest expense, net of interest income of
      $1,271, $277, and $239, respectively                        8,883              7,769             24,244
    Minority interest in earnings of subsidiaries                  (75)               (72)               (54)
                                                         -----------------    ---------------    --------------
    Income before provision for income taxes                    126,538             98,921             58,963

    Provision for income taxes                                   47,830             37,116             22,773
                                                         -----------------    ---------------    --------------

                      Net income                        $        78,708      $      61,805      $      36,190
                                                         =================    ===============    =============
    Basic earnings per common share                     $          2.14      $        1.73      $        1.04
                                                         =================    ===============    =============
    Basic weighted average shares outstanding                36,810,863         35,716,669         34,851,281

    Diluted earnings per common share                   $          2.08      $        1.66      $        0.98
                                                         =================    ===============    =============
    Diluted weighted average shares outstanding              37,810,144         37,267,375         36,925,488

           See accompanying notes to consolidated financial statements.



                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                           Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                                            Years ended December 31, 2005, 2004 and 2003
                                                  (in thousands, except share data)

                                                                      Stock      Additional   Accumulated     Retained    Total
                                                  All series       Subscription   Paid-In       Other         Earnings Stockholders'
                                                  Common stock      Receivable    Capital    Comprehensive                Equity
                                                                                              Income (Loss)
------------------------------------------- --------------------- -------------- ------------ ------------- ------------- --------
                                               Shares     Amount
                                              ---------  --------
Balance, December 31, 2002                  34,419,049       344         (12)      106,849          (509)        22,157      128,829
Exercise of stock options                      935,947        10           --        4,878             --            --        4,888
Tax benefit from exercise of stock options          --        --           --        3,281             --            --        3,281
Stock based compensation expense                                                         3                                         3
Proceeds from certain stockholders                                                     852                                       852
related to        secondary offering
Write-off uncollectible stock subscription                                 12                                                     12
Comprehensive income (loss):
   Interest rate swaps (net of tax of               --        --           --           --            324            --          324
   $209)
   Foreign currency translation                     --        --           --           --            113            --          113
   Net income                                       --        --           --           --             --        36,190       36,190
                                            -----------  --------   ---------   -----------     -----------   ---------   ----------
Comprehensive income                                --        --           --           --            437        36,190       36,627

Balance, December 31, 2003                  35,354,996    $  354       $   --     $115,863       $   (72)     $  58,347    $ 174,492
                                            -----------  --------   ---------   -----------     -----------   ---------   ----------
Exercise of stock options                      863,480         8           --        5,571             --            --        5,579
Tax benefit from exercise of stock options          --        --           --        5,127             --            --        5,127
Stock based compensation expense                    --        --           --            5             --            --            5
Purchase of  treasury stock under ESPP              --        --           --      (1,079)             --            --      (1,079)
Reissuance of treasury stock under ESPP             --        --           --        1,021             --            --        1,021
Comprehensive income :
  Interest rate swaps (net of tax of $89)           --        --           --           --            141            --          141
  Foreign currency translation                      --        --           --           --            185            --          185
  Net income                                        --        --           --           --             --        61,805       61,805
                                            -----------  --------   ---------   -----------     -----------   ---------   ----------
Comprehensive income                                --        --           --           --            326        61,805       62,131
                                            -----------  --------   ---------   -----------     -----------   ---------   ----------
Balance, December 31, 2004                  36,218,476    $  362       $   --     $126,508       $    254    $  120,152    $ 247,276
                                            -----------  --------   ---------   -----------     -----------   ---------   ----------
Exercise of stock options                    1,013,498        10           --       11,425             --            --       11,435
Issuance of restricted shares                    7,000        --           --           --             --            --           --
Tax benefit from exercise of stock options          --        --           --        5,978             --            --        5,978
Stock based compensation expense                    --        --           --           72             --            --           72
Purchase of  treasury stock under ESPP              --        --           --      (2,465)             --            --      (2,465)
Reissuance of treasury stock under ESPP             --        --           --        2,333             --            --        2,333
Comprehensive income :
  Foreign currency translation                      --        --           --           --          (241)            --        (241)
  Net income                                        --        --           --           --             --        78,708       78,708
                                            -----------  --------   ---------   -----------     -----------   ---------   ----------
Comprehensive income                                --        --           --           --          (241)        78,708       95,820
                                            -----------  --------   ---------   -----------     -----------   ---------   ----------
Balance, December 31, 2005                  37,238,974    $  372       $   --     $143,851       $     13    $  198,860    $ 343,096
                                            -----------  --------   ---------   -----------     -----------   ---------   ----------
  See accompanying notes to consolidated financial statements.




                                          ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                      (a Delaware Corporation)

                                                Consolidated Statements of Cash Flows

                                            Years ended December 31, 2005, 2004 and 2003
                                                           (in thousands)
F-31

                                                                               2005              2004              2003
Cash flows from operating activities:
      Net income                                                             $  78,708          $  61,805        $   36,190
      Adjustments to reconcile net income  to net cash
        provided by (used in) operating activities:
             Gain on settlement of subordinated notes payable                       --            (1,327)                --
             Gain on the reversal of an acquisition reserve                      (900)                 --
             Depreciation and amortization of property and equipment             4,417              4,016             4,440
             Amortization of noncompete agreements                                 165                167               101
             Other intangibles amortization                                      2,850              2,509             2,349
             Amortization of deferred financing costs                              651                685             4,014
             Stock compensation                                                     72                  5                 3
             Loss on disposals of property and equipment                             1                  8               190
             Deferred income taxes                                             (2,304)              3,102           (1,742)
             Minority interest in earnings of subsidiaries                          75                 72                54
             Changes in assets and liabilities, net of acquired assets
             and liabilities:
                Increase in accounts receivable                               (11,151)           (84,343)          (12,477)
                (Increase) decrease in prepaid expenses and other                   20              1,014           (1,245)
                current assets
                Decrease in other assets                                           335                254               142
                Increase (decrease) in accounts payable and accrued           (10,255)             23,745             5,592
                expenses
                Increase (decrease) in income tax payable                       14,394              4,650           (2,998)
                Increase in deferred revenue                                    11,316              1,916             3,306
                Increase (decrease) in other liabilities                         1,614               (29)             (473)
                                                                             ---------          ---------        -----------
                   Net cash provided by operating activities                    90,008             18,249            37,446
                                                                             ---------          ---------        -----------
Cash flows from investing activities:
      Purchases of property and equipment and other assets                     (6,414)            (3,963)           (3,049)
      Acquisition of Information Spectrum, Inc., net of cash acquired               --                 --          (92,382)
      Acquisition of Simulated Technologies Inc., net of cash acquired             (6)           (15,063)                --
      Acquisition of Integrated Management Services Inc., net of cash              108           (29,119)                --
      acquired
      Acquisition of Milestone Group, LLC., net of cash acquired              (30,942)                 --                --
      Purchases of short term investments                                     (98,210)                 --                --
      Proceeds from sales of short term investments                             60,750                 --                --
      Other, net                                                                    --                267                --
                                                                             ---------          ---------        -----------
                   Net cash used in investing activities                      (74,714)           (47,878)          (95,431)
                                                                             ---------          ---------        -----------

Cash flows from financing activities:
      Principal payments on bank and other notes payable                            --                 --              (43)
      Payment on subordinated notes payable                                         --            (1,350)                --
      Deferred financing costs                                                      --              (297)           (2,728)
      Principal payments on Term Loan A                                             --                 --          (21,202)
      Proceeds from Term Loan B                                                     --             16,125           150,000
      Principal payments on Term Loan B                                        (1,650)            (1,538)                --
      Proceeds from certain stockholders related to secondary offering              --                 --               852
      Proceeds from revolving credit facility                                1,455,500          1,224,000         1,009,500
      Principal payments on revolving credit facility                      (1,475,300)        (1,208,600)       (1,012,100)
      Redemption of senior subordinated notes payable                               --            (1,876)          (73,124)
      Proceeds from issuance of common stock, net of expenses                   11,304              5,521             4,899
      Principal payments under capital lease obligations                         (203)              (341)             (247)
      Payment of subordinated notes payable-related party                           --                 --                --
                                                                             ---------          ---------        -----------
                   Net cash provided by financing activities                  (10,349)             31,644            55,807
                                                                             ---------          ---------        -----------
                   Net increase (decrease) in cash and cash equivalents          4,945              2,015           (2,178)

Cash and cash equivalents, beginning of year                                     4,103              2,088             4,266
                                                                             ---------          ---------        -----------
Cash and cash equivalents, end of year                                       $   9,048          $   4,103        $    2,088
                                                                             ---------          ---------        -----------

Supplemental disclosure of cash flow information (in thousands): Interest paid:
      Tender offer of senior subordinated notes payable                     $       --          $      --        $    7,177
      Credit Facility, 12% Notes and other                                       9,468              7,488            14,199
                                                                             ---------          ---------        -----------
    Total interest paid                                                     $    9,468          $   7,448        $   21,376
                                                                             ---------          ---------        -----------
    Income taxes paid, net                                                  $   35,706          $  28,515        $   27,410
                                                                             =========          =========        ===========
Supplemental disclosure of noncash investing and financing activities:


          The changes in the fair value of the interest rate swaps are reported, net of tax, in accumulated other comprehensive income. During the year ended December 31, 2004, the last of the Company's interest rate swap agreements, with a notional value of $10.0 million, matured.

          For the years ended December 31, 2005 and 2004, the Company recorded approximately $27,000 and $134,000 of equipment utilizing capitalized leases, respectively.


      See accompanying notes to consolidated financial statements.


                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (a Delaware Corporation)

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

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

          The Company provides professional information technology solutions and systems engineering and integration services primarily to government customers. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its government customers with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

          On December 13, 2005, the Company entered into an agreement and plan of merger with General Dynamics Corporation, or "General Dynamics," and a wholly owned subsidiary of General Dynamics, pursuant to which General Dynamics agreed to acquire Anteon for approximately $2.2 billion, which includes the assumption of approximately $116 million in net debt. Pursuant to the terms of the Merger agreement, General Dynamics will acquire all of the Company's outstanding common stock in a cash merger at a price of $55.50 per share and the Company's net debt. Upon completion of the Merger, Anteon will become a wholly owned subsidiary of General Dynamics.

          On March 3, 2006, the Company held a special meeting of stockholders at which the stockholders adopted the Merger agreement and approved the Merger. Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). Other than approval pursuant to the HSR Act, no other material federal or state regulatory approvals are required to be obtained by us, General Dynamics or its wholly owned subsidiary in connection with the Merger. The Company anticipates that the transaction will close no later than the end of the second quarter of 2006. The merger agreement may be terminated prior to the effective time, under certain circumstances discussed in the merger agreement.

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

(c)      Short Term Investments

               The Company accounts for investments in debt and marketable equity securities depending upon the purpose of the investment. As of December 31, 2005, the Company held $37.5 million of investments in state and municipal variable rate deposit notes with maturities greater than 10 years. The Company carries the investments as current assets on the balance sheet at fair value. The Company does not intend to hold these investments for a period greater than 12 months and may liquidate these investments to fund working capital requirements or potential acquisitions. With variable rate notes, the Company does not record unrealized gains or losses on the investments as the fair value and the cost basis will always be the same. Interest income on the investments is recognized when earned

(d)      Property and Equipment

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

                  Computer hardware and software                                3 to 7 years
                  Furniture and equipment                                       5 to 12 years
                  Leasehold and building improvements                           shorter of estimated useful life or lease term
                  Building                                                      31.5 years
                  Property and equipment under capital leases                   shorter of estimated useful life or lease term

(e)      Deferred Financing Costs

               Costs associated with obtaining the Company's financing arrangements are deferred and amortized over the term of the financing arrangements using a method that approximates the effective interest method, and are included in intangible and other assets in the accompanying Consolidated Balance Sheets.

(f)      Impairment or Disposal of Long Lived Assets

               The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset.

               During 2003, the Company recognized an impairment charge of approximately $135,000 included in general and administrative expenses in the accompanying Consolidated Statement of Operations, to write down the carrying value of a building, that is currently on the market for sale, to its fair market value.

(g)      Goodwill

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

               In connection with the Company's goodwill impairment evaluation, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company determines the estimated fair value of each reporting unit and compares it to the carrying amount of the reporting unit. As a result of this comparison, no indication that the reporting units' fair values were less than their carrying values was noted. In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit, an indication would exist that a reporting unit's goodwill may be impaired, and the Company would be required to perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards, or "SFAS," No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

               The Company performed its annual goodwill impairment analysis as of September 30, 2005 and 2004, using the methodology described above and did not identify any indication of goodwill impairment for any reporting unit for either period. The Company will perform the annual impairment test as of September 30 each year unless circumstances or events indicate that an impairment test should be performed sooner. No such events were noted subsequent to the annual impairment tests in either year.

(h)      Other Intangible Assets

               The Company amortizes the allocated cost of noncompete agreements entered into in connection with business combinations on a straight-line basis over the terms of the agreements

               Intangible assets acquired in a business combination are recognized only if such assets arise from a contractual or other legal right and are separable, that is, capable of being sold, transferred, licensed, rented, or exchanged. Intangible assets acquired in a business combination that do not meet this criteria are considered a component of goodwill. As of December 31, 2005, the Company has approximately $18.8 million of intangible assets, net of accumulated amortization, related to contracts and related customer relationships, which are being amortized straight-line over periods of up to 8 years

               Amortization expense on the other intangible assets was approximately $3.0 million, $2.7 million and $2.5 million for the ended December 31, 2005, 2004 and 2003, respectively. The Company expects to record annual amortization expense over the next five years as follows (in thousands):

                         Year Ending December 31,

                         2006                   $      3,955
                         2007                          3,887
                         2008                          3,634
                         2009                          2,390
                         2010                          1,310
                         Thereafter                    3,664
                                                ------------
                         Total                  $     18,840
                                                ============
(i)      Revenue Recognition

               For each of the years ended December 31, 2005, 2004 and 2003, in excess of 98% of the Company's revenues were derived from services performed under contracts with the U.S. federal government that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. For the year ended December 31, 2005, approximately 41% of the Company's contracts were time and material, 37% cost-plus and 22% fixed price (a substantial majority of which are fixed price level of effort contracts). Revenues for time and materials contracts are recognized as time is spent at hourly rates, which are negotiated with the customer plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of the Company's ability to negotiate rates and manage costs on those contracts. Revenues are recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs, a fixed amount or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because the Company is reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost-plus contracts, which are referred to as cost-plus award fee or incentive fee type contracts, the Company recognizes the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding the Company's performance, including any interim performance evaluations rendered by the customer or the Company's average historical award fee rate on similar type contracts. Under substantially all fixed price contracts, which are predominantly level of effort contracts, revenues are recognized using the cost-to-cost method for all services provided. Fixed price contracts that involve a defined number of hours or a defined category of personnel are referred to as "level of effort" contracts. The Company believes the cost-to-cost method is the best estimate for determining performance on these contracts. For product-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, the Company evaluates its contracts for multiple deliverables which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition as defined by EITF 00-21. The appropriate revenue recognition method based on applicable accounting guidance is then applied for each separate unit.

               The Company recognizes revenues under the U.S. federal government contracts when a contract is executed, the contract price is fixed and determinable, delivery of the services or products has occurred, the contract is funded and collectibility of the contract price is considered probable. The Company's contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or periodically throughout the term of the contract as the services are provided. From time to time the Company may proceed with work on unfunded portions of existing contracts based on customer direction pending finalization and signing of contractual funding documents. The Company has an internal process for approving any such work. All revenue recognition is deferred during periods in which funding is not received. Allowable contract costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, the Company considers its previous experience with the customer, communications with the customer regarding funding status, and the Company's knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as incurred. Historically, the Company has not recorded any significant write-offs because funding was not ultimately received.

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

               Contract revenue recognition inherently involves estimation. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of the Company's progress toward the completion of the contract. From time to time, circumstances may arise which require the Company to revise its estimated total revenue or costs. Typically, these revisions relate to contractual changes. To the extent that a revised estimate affects contract revenue or profit previously recognized, the Company records the cumulative effect of the revision in the period in which it becomes known. In addition, the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known. The Company may be exposed to variations in profitability if the Company encounters variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

               Software revenue is generated from licensing software and providing services, including maintenance and technical support, and consulting. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. The Company's software license sales including maintenance and consulting services are recognized at their fair values when all other recognition criteria are met. Service revenues consist of maintenance and technical support and are recognized ratably over the service period. Other service revenues are recognized as the related services are provided. Revenues from sales of products are generally recognized upon acceptance by the customer, which is typically within thirty days of shipment. Software and related services revenues for each of the years in the three year period ended December 31, 2005 were not significant.

               Amounts collected in advance of being earned are recognized as deferred revenues.

(j)      Costs of Acquisitions

               Costs incurred on probable acquisitions are deferred. Costs incurred on successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued.

(k)      Income Taxes

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

               The Company has not recognized a deferred tax liability of approximately $470,000 for undistributed earnings of its foreign operations that arose in 2005 and prior years because the Company does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. For the years ended December 31, 2005 and 2004 the undistributed earnings of these subsidiaries was approximately $1.2 million and $1.1million, respectively.

(l)      Foreign Currency Translation and Transactions

               The balance sheets of the Company's foreign subsidiaries are translated to U.S. dollars for consolidated financial statement purposes using the current exchange rates in effect as of the balance sheet date. The revenue and expense accounts of foreign subsidiaries are converted using the weighted average exchange rate during the period. Gains or losses resulting from such translations are included in accumulated comprehensive income in stockholders' equity. Gains and losses from transactions denominated in foreign currencies are included in current period income. Foreign currency transaction gains and losses were not significant for the years ended December 31, 2005, 2004 and 2003.

(m)      Accounting for Stock-Based Compensation

               The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ("APB No. 25"), Accounting for Stock Issued to Employees, and Related Interpretations. The Company has an employee stock option plan. Compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option at the date of grant. The compensation expense is calculated on a straight line basis over the vesting period of the options. No stock-based compensation expense for options granted to employees has been recorded in the accompanying condensed consolidated financial statements. The Company discloses the pro forma effect on net income as if the fair value based method of accounting as defined in Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock Based Compensation had been applied.

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

               The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:


                                                                 2005             2004            2003
                                                               ---------       ---------       ----------
                                                                 (in thousands, except per share data)

Net income, as reported                                       $   78,708       $  61,805       $   36,190
Add: Stock based compensation recorded, net of tax                     3               3                2
Deduct: Total stock-based compensation expense
determined under fair value method, net of tax                   (3,560)         (3,776)          (3,240)
                                                               ---------       ---------       ----------
Pro forma net income                                          $   75,151       $  58,032       $   32,952
                                                               =========       =========        =========
    Earnings per share:
    Basic-as reported                                         $     2.14       $    1.73       $     1.04
                                                               =========       =========        =========
    Basic-pro forma                                           $     2.04       $    1.62       $     0.95
                                                               =========       =========        =========
    Diluted-as reported                                       $     2.08       $    1.66       $     0.98
                                                               =========       =========        =========
    Diluted-pro forma                                         $     1.99       $    1.56       $     0.89
                                                               =========       =========        =========


(n)      Fair Value of Financial Instruments

               The carrying amounts of accounts receivable, short term investments, accounts payable, accrued liabilities and indebtedness approximate their fair values as of December 31, 2005 and 2004, due to the relatively short duration of these financial instruments.

(o)      Derivative Instruments and Hedging Activities

               Derivative instruments, which are comprised of interest rate swaps, are recognized at fair value in the balance sheet. Changes in the fair value of derivative instruments that qualify as effective hedges of cash flows are recognized as a component of other comprehensive income (loss). Changes in the fair value of derivative instruments for all other hedging activities, including the ineffective portion of cash flow hedges, are recognized in current period earnings. During the year ended December 31, 2004, the last of the Company's interest swap agreements matured.

(p)      Earnings Per Common Share

               Basic earnings per common share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares are comprised of the Company's employee stock options and restricted shares.

(q)      Use of Estimates

               The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the carrying amounts of reported assets and liabilities, including the recoverability of property and equipment, intangible assets and goodwill, valuation allowances for income taxes and accounts receivable, the valuation of derivative instruments and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(r)      Recently Issued Accounting Pronouncements

               In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in an accounting principle and changes the requirements for accounting for and reporting a change in an accounting principle. SFAS No. 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in an accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income for the first quarter of the year for which the change occurred. FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not believe that the adoption of this statement will have a significant impact on our consolidated financial statements.

               In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends Accounting Principles Board (APB) Opinion No. 29 to improve financial reporting by eliminating certain narrow differences between the FASB's and the International Accounting Standards Board's (IASB) existing accounting standards for nonmonetary exchanges of similar productive assets. The provisions of this statement shall be prospectively applied and are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

               In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. (SFAS No. 123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective for public companies with fiscal years beginning after July 1, 2005. This new standard may be adopted in one of three ways: a) the modified prospective transition method, b) the modified retrospective transition method - the beginning of the annual period of adoption or c) the modified retrospective transition method by restating all periods presented. The Company intends to adopt SFAS No. 123R using the modified retrospective transition method in the first quarter of 2006.

(s)      Reclassifications

               Certain reclassifications have been made to the 2004 and 2003 Consolidated Statements of Cash Flows to conform to the 2005 Consolidated Statement of Cash Flows.

(t)      Customer Concentration

               Revenues recognized under the one of the Company's task orders under a larger General Service Administration contract accounted for approximately 11% of the Company's revenues in 2005. No other individual task order accounted for more than 10% of the Company's revenues for the three years ended December 31, 2005.

(u)      Accounting for Leases

               The Company leases its office facilities under operating leases that expire through various dates through 2019, along with options that permit renewals for additional periods. Rent abatements and escalations are considered in the determination of the straight-line rent expense for operating leases. Leasehold improvements are amortized over the shorter of the asset life or the lease term. The Company receives incentives to lease office facilities in certain areas. These incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the term of the lease.

(4)      Acquisitions

(a)      Simulation Technologies, Inc

               On July 27, 2004, the Company purchased all of the outstanding stock of Simulation Technology Inc., or "STI," a provider of modeling and simulation software solutions and services, based in San Antonio, Texas, for a total purchase price of $15.1 million (net of cash acquired), including transaction costs. The Company financed the acquisition through borrowings under its existing Credit Facility. The net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $2.6 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by the Company. Goodwill recognized from this acquisition was approximately $9.5 million and is not deductible for tax purposes. The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures have not been presented.

(b)      Integrated Management Services, Inc.

               On August 11, 2004, the Company purchased all of the outstanding stock of Integrated Management Services, Inc., or "IMSI," a provider of high end, mission critical information and securities solutions, based in Arlington, Virginia, for a total purchase price of $29.0 million, including transaction costs. The Company financed the acquisition through borrowings under its existing Credit Facility. Under the terms of the stock purchase agreement, the Company may be obligated to pay up to $2.0 million of additional consideration if follow on work related to a certain government contract was awarded in the time frame set forth under the stock purchase agreement. The Company has communicated to the seller of IMSI the Company's determination of the additional consideration the Company believes is due, have received the seller's response and intend to further discuss the matter with the seller. The net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $5.9 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by the Company. Goodwill recognized from this acquisition was approximately $20.6 million and is deductible for tax purposes due to the tax code election made at the time of the acquisition. The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures have not been presented.

(c)      Milestone Group, LLC.

               On October 14, 2005, the Company purchased all of the outstanding limited liability membership interests of Milestone Group, LLC, or "Milestone," a provider of IT professional services, based in Arlington, Virginia, for a total purchase price of $30.9 million, including transaction costs. The Company financed the acquisition through cash-on-hand and proceeds from the sales of short term investments. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $10.5 million of contracts and related customer relationships with an expected weighted average useful life of 8 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by the Company. Goodwill recognized from this acquisition was approximately $18.9 million and is deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill arising from the transaction is not being amortized. Pursuant to the requirements of SFAS No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a significant acquisition, and therefore, pro forma disclosures have not been presented.

(5)      Accounts Receivable

         The components of accounts receivable as of December 31, 2005 and 2004, are as follows (in thousands):


                                                  2005              2004
                                              ------------      ------------
Billed and billable                           $    275,015      $    265,359
Unbilled                                            54,539            48,103
Retainages due upon contract completion              7,040             8,369
                                              ------------      ------------
Allowance for doubtful accounts                    (4,785)           (4,535)
                                              ------------      ------------
                  Total                       $    331,809      $    317,296
                                              =============     ============

     In excess of 98% of the Company's revenues for each of 2005, 2004 and 2003 have been earned, and accounts receivable as of December 31, 2005 and 2004 are due, from agencies of the U.S. federal government. Unbilled costs and fees and retainages billable upon completion of contracts are amounts due generally within one year and will be billed on the basis of contract terms and delivery schedules.

     The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts and, therefore, its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit, including by the U.S. Defense Contract Audit Agency ("DCAA") or by other appropriate agencies of the U.S. government. Such agencies have the right to challenge the Company's cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Incurred cost audits have been completed by DCAA through 2003. Historically, such audits have not resulted in any significant disallowed costs. Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the Company's financial condition or results of operations.

(6)      Property and Equipment

         Property and equipment consists of the following as of December 31, 2005 and 2004 (in thousands):


                                                         2005         2004
                                                  -------------    -----------
Land                                                 $      393    $      393
Buildings                                                 1,581         1,581
Computer hardware and software                           21,299        20,605
Furniture and equipment                                   9,932         8,487
Leasehold improvements                                   10,815         8,384
                                                  -------------    -----------
Subtotal                                                 44,020        39,450
Less -accumulated depreciation and amortization        (28,913)      (26,530)
                                                  -------------    -----------
Total                                                $   15,107    $   12,920
                                                  =============    ===========


(7)      Accrued Expenses

         The components of accrued expenses as of December 31, 2005 and 2004 are as follows (in thousands):

                                                     2005                2004
                                                  -------------    -----------

Accrued payroll and related benefits              $   56,040        $   48,791
Accrued subcontractor costs                           46,180            47,446
Accrued interest                                          58                22
Other accrued expenses                                 8,360             6,334
                                                  -------------    -----------
Total                                             $  110,638        $  102,593
                                                  =============    ===========

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

(d)      Amended Credit Agreement of September 30, 2004

          On September 30, 2004, the Company entered into a second amendment to the 2003 Amended and Restated Credit Agreement. This amendment provided an additional $16.1 million of borrowings by increasing the Term Loan B to $165.0 million, and lowered the interest rates on Term B borrowings by 0.25%. Under certain conditions related to excess annual cash flow, as defined in its Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, the Company is required to prepay, in amounts specified in the Credit Facility, borrowings under the Term Loan B. For the years ended December 31, 2005 and 2004, the Company did not have to prepay amounts specified in the Credit Facility as related to excess annual cash flow. In addition, the Company is scheduled to pay quarterly installments of $412,500 under the Term Loan B until the Credit Facility matures on December 31, 2010. From January 1, 2005 through December 31, 2005, the interest rates for the Term Loan B Facility and the Revolving Credit Facility ranged from 4.31 percent to 6.14 percent and 6.00 percent to 8.00 percent, respectively. For the years ended December 31, 2005, 2004 and 2003, interest expense on the unused portion of the commitments of the lenders under the Credit Facility was not significant.

          As of December 31, 2005 and 2004, the outstanding amounts under the Credit Facility were as follows (in thousands):


                                                       2005            2004
                                                  -------------     -----------
   Revolving Credit Facility                       $        --      $   19,800
   Term Loan B                                         162,938         164,588
                                                  -------------     -----------
   Total debt                                          162,938         184,388
   Less current installments                           (1,650)         (1,650)
                                                  -------------     -----------
   Long-term debt, excluding current installments  $   161,288      $  182,738
                                                  =============     ===========


          The remaining available borrowings under the Revolving Credit Facility as of December 31, 2005 were $194.8 million. As of December 31, 2005, the Credit Facility would have permitted additional borrowings of up to $488.1 million.

          For the years ended December 31, 2005, 2004 and 2003, total interest expense incurred on the Revolving Credit Facility was approximately $800,000, $1.1 million, and $1.9 million, respectively. For the year ended December 31, 2003, total interest expense incurred on the Term Loan A was approximately $700,000. For the years ended December 31, 2005 and 2004, total interest expense incurred on the Term Loan B was approximately $8.4 million and $5.3 million, respectively.

(e)      Senior Subordinated Notes Payable

          On May 11, 1999, the Company sold $100.0 million in aggregate principal amount of 12% senior subordinated notes due 2009, or "12% Notes." The proceeds of the issuance of the 12% Notes were principally used to finance certain acquisitions. The 12% Notes were subordinate to the Company's Credit Facility but ranked senior to any other subordinated indebtedness. The 12% Notes were scheduled to mature May 15, 2009 and interest was payable semi-annually on May 15 and November
          15. The Company used net proceeds from its initial public offering ("IPO") in March 2002 to redeem $25.0 million principal amount of its 12% Notes on April 15, 2002. In addition, as a result of the redemption of the $25.0 million principal amount of the Company's 12% Notes, the Company incurred a $3.0 million prepayment premium and wrote-off a proportionate amount of approximately $928,000 of the unamortized deferred financing fees related to the portion of the 12% Notes that were repaid. The prepayment premium and write-off of deferred financing fees for both the term loan and the 12% Notes totaling $4.2 million, has been reflected as interest expense for the year ended December 31, 2002.

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

          Total interest expense for the 12% Notes incurred during 2004 and 2003 was approximately $113,000, and $8.8 million, respectively.

(f)      Subordinated Notes Payable

          In connection with the purchase of Sherikon, Inc. in 2000, the Company entered into subordinated promissory notes with the Sherikon, Inc. shareholders as of the date of acquisition in the aggregate principal amount of $7.5 million, discounted to approximately $6.5 million. During 2001, $5.0 million of the subordinated promissory notes were repaid. The remaining $2.5 million of subordinated promissory notes were due on October 20, 2002. On October 18, 2002, the Company asserted an indemnification claim against the former owners of Sherikon, Inc. in an aggregate amount exceeding the $2.5 million promissory note. The Company had not made this $2.5 million scheduled payment pending resolution of the indemnification claim; however, $124,000 of interest was accrued and outstanding as of December 31,
          2003. On July 26, 2004, the Company entered into a settlement agreement with the former owners of Sherikon, Inc. resolving, among other items, the Company's indemnification claim submitted in October 2002. Under the provisions of the settlement agreement, the principal amount of the note was reduced from $2.5 million to $1.35 million, and the Company paid the reduced note amount, without interest. The Company recognized $899,000 in other income consisting of the $1.15 million reduction in the promissory note amount plus previously accrued interest net of legal expenses. For the year ended December 31, 2004 and 2003, total interest expense on the subordinated promissory notes with the Sherikon, Inc. shareholders was approximately zero and $124,000, respectively.

(g)      Future Maturities

                  Scheduled future maturities under the Company's indebtedness are as follows (in thousands):

Year Ending December
31,

2006                   $      1,650
2007                          1,650
2008                          1,650
2009                          1,650
2010                        156,338
                       ------------
                       $    162,938
                       ============
(h)      Interest Rate Swap Agreements

          Prior to 2005, the Company hedged a portion of its longer-term variable interest payments under its Credit Facility to manage cash flow fluctuations. To do so, the Company entered into interest rate swap contracts to change the variable-rate cash flow exposure to fixed-rate cash flows.

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

          On August 11, 2005, the Company awarded 1,000 restricted shares of its common stock to each of eight non-employee members of its Board of Directors pursuant to the Omnibus Stock Plan. On October 17, 2005, one of the directors resigned and forfeited his 1,000 shares of the Company's restricted stock that he held at the time. The shares vest over a twenty-one month period based on continued service as a Director.

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

(10)     Income Taxes

         The provisions for income taxes for the years ended December 31, 2005, 2004 and 2003, consist of the following (in thousands), respectively:



                                                 Years ended December 31,
                                      ------------------------------------------
                                         2005           2004           2003
                                     -----------   ------------     -----------
Current provision:
    Federal                          $    44,054   $   29,320       $   21,718
    State                                  5,956        4,653            2,305
    Foreign                                  124           66              121
                                     -----------   ------------     -----------
         Total current provision          50,134       34,039           24,144
                                     -----------   ------------     -----------
Deferred provision:
    Federal                                 (56)        2,823          (1,145)
    State                                (2,248)          254            (226)
    Foreign                                   --           --               --
                                     -----------   ------------     -----------
        Total deferred provision         (2,304)        3,077          (1,371)
                                     -----------   ------------     -----------
        Total income tax provision   $    47,830   $   37,116       $   22,773
                                     ===========   ============     ===========



         The income tax provisions for the years ended December 31, 2005, 2004 and 2003, respectively, are different from those computed using the statutory U.S. federal income tax rate of 35% as set forth below (in thousands):

                                                               Years ended December 31,
                                                      --------------------------------------------
                                                         2005            2004            2003
                                                      -----------     -----------     -----------
Expected tax expense, computed at statutory rate      $   44,288      $   34,623      $    20,637
State taxes, net of federal expense                        2,959           3,190            1,501
Non-deductible expenses                                    1,541             595              597
Sherikon settlement                                           --           (403)               --
Federal and state credits                                  (711)           (855)               --
Tax exempt interest                                        (134)              --               --
Valuation allowance                                         (69)              --               --
Foreign rate differences                                    (24)            (34)             (15)
Other                                                 -----------     -----------     -----------
                                                            (20)              --               53
                                                      -----------     -----------     -----------
                                                      $   47,830      $   37,116      $    22,773
                                                      ==========      ===========     ===========

          The tax effect of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 is presented below (in thousands):


                                                                     2005             2004
                                                                 -----------      -----------
Deferred tax assets:
   Accrued expenses                                              $    10,828      $     9,702
   Intangible assets, due to differences in amortization               2,151            2,346
   Accounts receivable allowances                                      1,981            1,786
   Property and equipment, due to differences in depreciation          1,511            1,313
   Deferred rent                                                         543               26
   Net operating loss and credit carryforwards                         1,848              641
                                                                 -----------      -----------
                  Total gross deferred tax assets                     18,862           15,814
                                                                 -----------      -----------
                  Less:  valuation allowance                            (226)            (295)
                                                                 -----------      -----------
                  Net deferred tax assets                             18,636           15,519
                                                                 -----------      -----------
Deferred tax liabilities:

Deductible goodwill, due to differences in amortization             (11,714)         (10,690)
Revenue recognition differences                                     (10,330)         (10,140)
Prepaid expenses                                                     (2,308)          (4,044)
Property and equipment, due to differences in depreciation           (2,888)          (1,553)
                                                                 -----------      -----------

                  Total deferred tax liabilities                    (27,240)         (26,427)
                                                                 -----------      -----------

                  Deferred tax liabilities, net                  $   (8,604)      $  (10,908)
                                                                 ===========      ===========

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Management presently believes that it is more likely than not that the Company will realize the portion of the benefits of these deductible differences related to federal income taxes. The Company has established a valuation allowance as of December 31, 2005 and 2004 of $226,000 and $295,000, respectively, against certain state net operating loss carryforwards which was reduced by $69,000 during 2005. At December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $21,000 and $5.5 million, respectively. Carryforwards have various expiration dates beginning in 2006. The Company also has various state tax credit carryforwards of approximately $1.6 million and $300,000 as of December 31, 2005 and 2004, respectively, which are available to reduce future state income taxes through 2015.

(11)     Employee Benefit Plans

          Employees of the Company may participate in a 401(k) retirement savings plan, whereby employees may elect to make contributions pursuant to a salary reduction agreement upon meeting eligibility requirements. Participants may contribute up to 100% percent of salary in any calendar year to this plan, provided that amounts in total do not exceed certain statutory limits. The Company matches up to 50 percent of the first 6 percent of a participant's contributions, subject to certain limitations, and participants immediately vest in the Company's contributions. The Company made contributions to this plan of approximately $13.6 million, $11.7 million, and $8.3 million for the years ended December 31, 2005, 2004, and 2003 respectively.

(12)     Stock Option and Other Compensation Plans

(a)      Stock Option Plan

          In January 1997, the Company's Board of Directors approved the adoption of the Anteon Virginia Corporation Omnibus Stock Plan (the "Stock Option Plan"). At the discretion of the Board of Directors, the stock option plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, and/or phantom stock to employees or directors of the Company. As of December 31, 2005, an aggregate of 1,649,141 shares of the Company's common stock were reserved for issuance under the stock option plan.

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

                  The following tables summarize information regarding options under the Company's stock option plan:

                                                                             Weighted
                                                                             Average         Outstanding
                                           Number        Option Price        Exercise           and
                                         of Shares         Per Share          Price          Exercisable
                                        -----------      -------------     -------------   --------------
Outstanding at December 31, 2002         4,123,208       $  0.84-27.25      $     8.98        1,647,368
    Granted                                641,500         23.30-33.75           28.53
    Exercised                            (935,947)          0.84-27.25            5.23
    Cancelled or expired                 (221,600)          4.66-27.25           14.39
                                        -----------      -------------     -------------   --------------
Outstanding at December 31, 2003         3,607,161       $  0.84-33.75      $    13.59        1,520,301
    Granted                                554,000         29.25-41.42           35.74
    Exercised                            (863,480)          0.84-32.80            6.46
    Cancelled or expired                 (212,999)          4.66-31.88           18.41
                                        -----------      -------------     -------------   --------------
Outstanding at December 31, 2004         3,084,682       $  0.84-41.42      $    19.22        1,337,282
    Granted                                 63,000         37.71-44.07           40.64
    Exercised                          (1,013,498)          0.84-33.75           11.28
    Cancelled or expired                 (182,801)          4.66-41.26           28.82
                                        -----------      -------------     -------------   --------------
Outstanding as of December 31, 2005      1,951,383        $ 3.36-44.07      $    23.13          882,683
                                        ===========      ==============    ==============  ==============
                  Option and weighted average price information by price group is as follows:



                                     Shares Outstanding                         Exercisable Shares
                            Number        Weighted         Weighted        Number of         Weighted
                           of Shares       Average          Average          Shares          Average
                                          Exercise         Remaining                      Exercise price
                                            Price            Life

December 31, 2005:
     $3.36 to $8.10          391,310        $  5.83             1.5          386,310           $   5.81
     $18.00 to $25.25        738,224        $ 19.70             7.6          315,324           $  19.27
     $27.25 to $33.75        530,849        $ 30.79             7.6          135,449           $  30.56
     $41.26 to $44.07        291,000        $ 41.13             8.9           45,600           $  41.27
                           ---------                                        ---------
                           1,951,383                                         882,683
                           =========                                        =========

(b)      Employee Stock Purchase Plan

          Effective April 1, 2004, the Company implemented an Employee Stock Purchase Plan ("ESPP") to offer eligible employees the opportunity to purchase the Company's common stock at a discount from the market price as reported on the New York Stock Exchange. Eligible employees may authorize the Company to deduct a specified portion of their compensation each payroll period for each quarterly offering period. The accumulated payroll deductions will be used by the Company to provide for the purchase by the ESPP administrator of Company common stock for delivery to ESPP participants. These shares may be newly issued shares, treasury shares or shares purchased on the open market or otherwise. The ESPP provides that the per share purchase price discount established by the Compensation Committee of the Board may be no greater than 15% of the fair market value of a share of Company common stock on the last day of each quarterly offering period. The Compensation Committee has set the purchase price discount at 5% of the Company stock's fair market value. Under the ESPP, employees are limited to the purchase of shares of the Company's common stock having a fair market value no greater than $25,000 during any calendar year, as determined on the date of purchase. The Company has filed a Registration Statement on Form S-8 with the SEC to register 1.2 million shares of the Company's common stock under the ESPP. The Company has suspended the ESPP, pending the closing of the Merger with General Dynamics.


                                                            Total Number of
                               Total                      Shares Purchased as      Maximum Number of
                            Number of       Average         Part of Publicly      Shares that May Yet -
                              Shares      Prices Paid     Announced Plans for         Be Purchased
          Period             Purchased     per Share            Programs            Under the Plans
         ---------------    ----------    -----------     --------------------  -----------------------
     July 1-31, 2004          14,668         $32.29                14,668              1,185,332
    October 1-31, 2004        16,262         $37.20                16,262              1,169,070
                            ---------                         ------------
        Total 2004            30,930                               30,930
                            ========                          ============
    January 1-31,2005         14,669         $41.77                14,669              1,154,401
    April 1 - 31, 2005        14,201         $39.13                14,201              1,140,200
    July 1 - 30, 2005         12,493         $45.83                12,493              1,127,707
   October 1 - 31, 2005       16,819         $43.05                16,819              1,110,888
                            ---------                         ------------
        Total 2005            58,182                               58,182
                            ========                          ============

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

          The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities and have been included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet, and obligations, are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of December 31, 2005 and 2004, the deferred compensation obligation was approximately $2.0 million and $808,000, respectively. For the years ended December 31, 2005 and 2004, the adjustments to fair market value were not significant.

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

          Had compensation cost for the grants under the Company stock option plan been determined consistent with the fair market value provisions prescribed in SFAS No. 123, the Company's pro forma net income (loss) for the years ended December 31, 2005, 2004 and 2003 would approximate $75.2 million, $58.0 million, and $32.9 million, respectively, using an expected option life of 5, 5, and 5 years, respectively, dividend yield rate of 0% and weighted average volatility rates of 32.8%, 33.8%, and 45.8%, respectively, and weighted average risk-free interest rates of 3.85%, 3.33%, and 3.03% for 2005, 2004 and 2003, respectively (see note 2(m)). The Company believes that the effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

(13)     Comprehensive Income

          Comprehensive income includes the accumulated foreign currency translation adjustment and changes in the fair values of interest rate swaps. The Company presents comprehensive income as a component of the accompanying Consolidated Statements of Stockholders' Equity and Comprehensive Income. The amount of accumulated foreign currency translation adjustment was approximately $13,000 and $254,000 as of December 31, 2005, 2004, respectively.

(14)     Earnings Per Common Share

         The computations of basic and diluted income per common share are as follows:

                                            For the Year Ended
                                            December 31, 2005

                                            Weighted Average
                              Income              Shares           Per Share
                            (Numerator)         (Denominator)        Amount
                              (in thousands, except share and per share data)

Basic earnings per share      $  78,708            36,810,863         $  2.14
                              ===========                           ==========
Stock options                                         999,281
Diluted earnings per share    $  78,708            37,810,144         $  2.08
                              ===========                           ==========


                                            For the year ended
                                            December 31, 2004

                                             Weighted Average
                                Income            Shares            Per Share
                            (Numerator)         (Denominator)         Amount
                              (in thousands, except share and per share data)

Basic earnings per share       $  61,805           35,716,669          $  1.73
                              ===========                           ==========
Stock options                                       1,550,706
Diluted earnings per share     $  61,805           37,267,375          $  1.66
                              ===========                           ==========




                                            For the year ended
                                            December 31, 2003

                                             Weighted Average
                               Income             Shares            Per Share
                            (Numerator)         (Denominator)         Amount
                              (in thousands, except share and per share data)

Basic earnings per share       $  36,190           34,851,281          $  1.04
                              ===========                           ==========
Stock options                                       2,074,207
Diluted earnings per share     $  36,190           36,925,488          $  0.98
                              ===========                           ==========

Commitments and Contingencies

(a)      Leases

          The Company is obligated under capital leases covering certain property and equipment that expire at various dates during the next five years. At December 31, 2005 and 2004, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                             2005              2004
                                        -----------       --------------
Property and equipment                   $     643         $   1,044
Less Accumulated amortization                (333)             (580)
                                        -----------       --------------
                                         $     310         $     464
                                        =============     ==============

          Amortization of assets held under capital leases is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

          The Company also leases facilities and certain equipment under operating lease agreements expiring at various dates through 2019. These leases generally contain renewal options for periods ranging from 3 to 5 years, and require the Company to pay all executory costs such as maintenance, taxes, and insurance. As of December 31, 2005, the aggregate minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

                                                                 Capital          Operating
Year  ending December 31                                         Leases            Leases
------------------------                                   ----------------     ------------

2006                                                          $      146         $   29,540
2007                                                                 130             24,240
2008                                                                  89             19,594
2009                                                                  15             15,505
2010                                                                  --             12,918
Thereafter                                                            --             54,082
                                                           ----------------     ------------
         Total minimum lease payments                         $      380         $  155,879
Less estimated executory costs (at 7.25%)                             18        ============
                                                           ---------------
Net minimum lease payments                                           362
Less amount representing interest
   (at rates ranging from 1.79% to 10.50%)                            31
                                                           ---------------
Present value of net minimum capital lease payments                  331
Less current installments of obligations under capital
leases                                                               121
                                                           ---------------
Obligations under capital leases, excluding current
installments                                                    $    210
                                                           ===============

          Rent expense under all operating leases for the years ended December 31, 2005, 2004 and 2003 was approximately $35.3 million, $33.1 million, and $25.4 million, respectively.

(b)      Legal Proceedings

          On November 4, 2005, the Company received a Customs Export Enforcement Subpoena for documents from United States Customs Service. The subpoena requested the production of records and information in connection with two of the Company's programs, and a description of the Company's export compliance program. The Company produced documents responsive to the subpoena in November and December 2005 and the matter is on-going. Although the Company cannot predict the outcome of this matter, the Company does not believe that it will have a material impact on the Company's financial position or results of operations.

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

(17)     Quarterly Results of Operations (Unaudited)

          The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

           Quarter ended:               March 31      June 30       September 30     December 31       Total
                                     --------------  ----------     -------------   -------------    ---------
2005
-----
    Revenues                          $    349,982      368,595           382,050        392,585     1,493,212
    Operating income                        30,800       34,458            35,369         36,252       136,879
    Net income                              18,024       19,974            20,962         19,748        78,708
    Basic earnings per common share           0.50         0.55              0.56           0.53          2.14
    Diluted earnings per common               0.48         0.53              0.55           0.52          2.08
     share

2004
    Revenues                          $    288,150      304,161           325,581        350,247     1,268,139
    Operating income                        23,537       24,914            27,668         29,910       106,029
    Net income                              13,334       14,665            16,849         16,957        61,805
    Basic earnings per common share           0.38         0.41              0.47           0.47          1.73
    Diluted earnings per common
     share                                   0. 36         0.39              0.45           0.45          1.66


(18)     Segment Reporting

          Although the Company is organized by strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of all of the Company's government contracting units.