Form 10-K/A
period 2005-12-31
ANTEON INTERNATIONAL CORP
filed 2006-05-01
CIK 1163842

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                          FORM 10-K/A (Amendment No. 1)
                                   (Mark One)
                           [X] ANNUAL REPORT PURSUANT
                             TO SECTION 13 OR 15(d)
                                OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

           Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act).
          Yes    [x]      No    [ ]

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
           Yes    [ ]      No    [x]

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
    Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    There were 37,523,350 shares of common stock outstanding as of April 26, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                EXPLANATORY NOTE

    This Amendment No. 1 to the Annual Report on Form 10-K of Anteon International Corporation ("we", "us" or the "Company") for the fiscal year ended December 31, 2005 is being filed on Form 10-K/A solely to provide information required under the following Items in Part III Management:

    Item 10.  Directors and Executive Officers of the Registrant

    Item 11.  Executive Compensation

    Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Item 13.  Certain Relationships and Related Transactions

    Item 14.  Principal Accountants Fees and Services.

    Such information is provided herein in lieu of incorporating it by reference to our proxy statement, if any, for the 2006 Annual Meeting of Stockholders. Except as noted above, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, remains as originally filed with the Securities and Exchange Commission on March 17, 2006 (the "Original 10-K"). Certain capitalized terms used in this document have been defined in the Original 10-K, which this filing amends.

                                    PART III

                                                                   MANAGEMENT

Item 10.   Directors and Executive Officers of the Registrant

     Our directors and executive officers as of April 26, 2006 are as follows:

Name                                                          Position Held
------                                                        ----------------------------------
Frederick J. Iseman                                           Chairman of the Board and Director
Gilbert F. Decker                                             Director
Robert A. Ferris                                              Director
Dr. Paul G. Kaminski                                          Director
General Paul G. Kern, USA (ret.)                              Director
Steven M. Lefkowitz                                           Director
Admiral Paul David Miller, USN (ret.)                         Director
Dr. William J. Perry                                          Director
General Henry Hugh Shelton, USA (ret.)                        Director
Michael T. Smith                                              Director
Joseph M. Kampf                                               President, Chief Executive Officer and Director
S. Daniel Johnson                                             Executive Vice President and Chief Operating Officer
Charles S. Ream                                               Executive Vice President and Chief Financial Officer
Mark D. Heilman                                               Executive Vice President, Corporate Development
Seymour L. Moskowitz                                          Executive Vice President, Technology
Curtis L. Schehr                                              Senior Vice President, General Counsel and Secretary
Vincent J. Kiernan                                            Senior Vice President, Finance



BOARD OF DIRECTORS

Frederick J. Iseman

     Frederick J. Iseman is 53 years old and has served as our Chairman of the Board of Directors since April 1996. Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, Inc., which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Inc., Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm. From 1988 to 1990, Mr. Iseman was a member of the Hambro International Venture Fund. Mr. Iseman is Chairman of Buffets, Inc., a director of Ply Gem Industries, Inc. and a member of the Advisory Board of Duke Street Capital.

Joseph M. Kampf

     Joseph M. Kampf is 61 years old and has served as our President and Chief Executive Officer and a director since April 1996. From January 1994 to 1996, Mr. Kampf was a Senior Partner of Avenac Corporation, a consulting firm providing advice in change management, strategic planning, corporate finance and mergers and acquisitions to middle market companies. From 1990 through 1993, Mr. Kampf served as Executive Vice President of Vitro Corporation, a wholly owned subsidiary of The Penn Central Corporation. Prior to his position as Executive Vice President of Vitro Corporation, Mr. Kampf served as the Senior Vice President of Vitro Corporation's parent company, Penn Central Federal Systems Company and as Chief Liaison Officer for the group with The Penn Central Corporation. Between 1982 and 1986, Mr. Kampf was Vice President of Adena Corporation, an oil and gas exploration and development company. He is a life member of the Navy League and is also active in the Surface Navy Association, Naval Submarine League and National Defense Industrial Association and served as Chairman of the Professional Services Council during 2003 and 2004. He is also a director of the Wolf Trap Foundation for the Performing Arts. He was a Director of the Armed Forces Communications and Electronics Association and served on the Board of Directors of Atlantic Aerospace and Electronics Corporation.

Gilbert F. Decker

     Gilbert F. Decker is 68 years old and has served as a director since June 1997. Mr. Decker currently serves as a private consultant to the technology industry. From April 1999 until August 2001, Mr. Decker served as Executive Vice President at Walt Disney Imagineering, Inc. From April 1994 to May 1997, Mr. Decker served as the Assistant Secretary of the U.S. Army for Research, Development and Acquisition. As Assistant Secretary, Mr. Decker led the Army's acquisition and procurement reform efforts, with an emphasis on eliminating excessive government requirements throughout the acquisition process. He also served as the Army Acquisition Executive, the Senior Procurement Executive, the Science Advisor to the Secretary and the Senior Research and Development official for the Army. From 1983 to 1989, Mr. Decker was on the Army Science Board and served as Chairman from March 1987 until the end of his appointment. In the private sector, Mr. Decker has served as President and Chief Executive Officer of three technology companies, including Penn Central Federal Systems Company, and Mr. Decker is currently a director of Alliant Techsystems, Inc. and Allied Defense Group, Inc.

Robert A. Ferris

     Robert A. Ferris is 63 years old and has served as a director since April 1996. Mr. Ferris is a Managing Director of Caxton-Iseman Capital, Inc., a private investment firm, and has been employed by Caxton-Iseman Capital, Inc. since March 1998. From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm headquartered in Menlo Park, California). Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris is currently a director of Buffets, Inc. and Ply Gem Industries, Inc.

Dr. Paul G. Kaminski

     Dr. Paul Kaminski is 63 years old and has served as a director since June 1997. Dr. Kaminski has served as Chairman and Chief Executive Officer of
Technovation, Inc. since 1997 and as a Senior Partner of Global Technology Partners since 1998. From 1994 to May 1997, Dr. Kaminski served as the Under Secretary of Defense for Acquisition and Technology. In this position, Dr. Kaminski was responsible for all matters relating to Department of Defense acquisition, including research and development, procurement, acquisition reform, dual-use technology and the defense technology and industrial base. Prior to 1994, he served as chairman of a technology oriented investment banking and consulting firm. Dr. Kaminski also served as Chairman of the Defense Science Board and as a consultant and advisor to many government agencies. Dr. Kaminski is a trustee of the Rand Corporation and currently serves as a director of General Dynamics Corporation.

General Paul J. Kern, USA (ret.)

     General Paul J. Kern, USA (ret.) is 60 years old and has served as a director since February 2005. He is currently a Senior Counselor of The Cohen Group, a global strategic consulting firm. In November 2004, General Kern stepped down as the Commanding General of the Army Materiel Command, a worldwide organization responsible for research, production, and supply distribution for U.S. forces and their allies. General Kern is a highly decorated combat veteran and has led three combat operations, including two combat tours in Vietnam as a commander with the 11th Armored Cavalry and a third as commander of the 2nd Brigade, 24th Infantry Division during Desert Shield/Desert Storm and as commander, 4th Infantry Division (Mechanized). General Kern has also served as advisor to the Chief of Staff of the Army on all acquisition, logistics, and technology matters and served as personal advisor to the Secretary of Defense. He has received recognition as a key leader in the Transformation of the Army. In June 2004, General Kern was selected by Secretary of Defense Donald Rumsfeld and the Army to lead the internal investigation into abuses at the Abu Ghraib prison in Iraq. General Kern currently serves as a director of EDO Corporation.

Steven M. Lefkowitz

     Steven M. Lefkowitz is 41 years old and has served as a director since April 1996. Mr. Lefkowitz is a Managing Director of Caxton-Iseman Capital, Inc. and has been employed by Caxton-Iseman Capital, Inc. since 1993. From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company (a private investment firm) and served in several positions including vice president and as a partner of Mancuso Equity Partners. Mr. Lefkowitz is a director of Buffets, Inc. and Ply Gem Industries, Inc.

Admiral Paul David Miller, USN (ret.)

     Admiral Paul David Miller, USN (ret.) is 64 years old and has served as a director since November 2004. On April 1, 2005, he retired as Chairman of the Board of Directors of Alliant Techsystems, Inc., an advanced weapon and space systems company, a position he had held since March 2004. Admiral Miller joined Alliant Techsystems, Inc. as Chairman and Chief Executive Officer in January 1999 and retired as CEO in March 2004. From November 1994 to January 1999, he was with Litton Industries, Inc. where he served as President of Litton Marine Systems (formerly, Sperry Marine, Inc.) and as Vice President of Litton Industries. Prior to his retirement from the U.S. Navy following a 30-year career, Admiral Miller was Commander-in-Chief, U.S. Atlantic Command, one of five U.S. theater commands and served concurrently as NATO Supreme Allied Commander-Atlantic. Admiral Miller is also a director of Donaldson Company, Inc. and Teledyne Technologies, Inc.

Dr. William J. Perry

     Dr. William J. Perry is 78 years old and has served as a director since February 2002. He is currently the Michael and Barbara Berberian Professor at Stanford University with a joint appointment in the School of Engineering and the Institute for International Studies and Co-director of the Preventive Defense Project. In a prior term at Stanford (1988-1993), Dr. Perry was Co-director of the Center for International Security and Arms Control. Dr. Perry was the 19th Secretary of Defense for the United States, serving from February 1994 to January 1997. He previously served as Deputy Secretary of Defense (1993-1994) and as Under Secretary of Defense for Research and Engineering (1977-1981). In the private sector, Dr. Perry has founded and led two technology firms and serves on the board of directors of several high technology companies. He currently serves as Chairman of Global Technology Partners. Dr. Perry has received numerous awards, including the Presidential Medal of Freedom.

General Henry Hugh Shelton, USA (ret.)

     General Hugh Shelton, USA (ret.), is 64 years old and has served as a director since February 2002. He retired as President, International Operations, for M.I.C. Industries in 2005. From October 1997 until October 2001, General Shelton served as the 14th Chairman of the Joint Chiefs of Staff. In that capacity, he was the nation's principal military advisor to Presidents Clinton and Bush, the Secretary of Defense and the National Security Council. He is the recipient of numerous awards and decorations. In 2001, he was knighted by Queen Elizabeth and in 2002 was awarded the Congressional Gold Medal. General Shelton is also a director of Anheuser-Busch Companies, Inc., Red Hat, Inc. and Professional Projects Services, Inc.

Michael T. Smith

     Michael T. Smith is 62 years old and has served as a director since March 2005. Mr. Smith is Chairman Emeritus of Hughes Electronics Corporation. From October 1997 to May 2001, he was Chairman and Chief Executive Officer of Hughes Electronics Corporation. He also served as Vice Chairman of Hughes Electronics Corporation from 1992 to October 1997. Mr. Smith joined Hughes in 1985, as Senior Vice President and Chief Financial Officer, after spending nearly 20 years with General Motors in a variety of financial management positions. Mr. Smith is also a director of Alliant Techsystems, Inc., FLIR Systems, Inc., Ingram Micro, Inc., and Teledyne Technologies, Inc.

EXECUTIVE OFFICERS

S. Daniel Johnson

     S. Daniel Johnson is 58 years old and currently serves as our Executive Vice President and Chief Operating Officer. He has been with the Company since August 2003. Prior to joining us, Mr. Johnson served as the Executive Vice President responsible for BearingPoint's Public Services business unit. Between 1997, when he assumed leadership of that business unit, and 2002, Mr. Johnson grew the unit's annual revenue from $200 million to an annualized revenue run rate of more than $1 billion. He joined BearingPoint, formerly KPMG Consulting, in 1975 and served in positions of increasing responsibility in several business areas, including e-Government Internet integration, enterprise resource planning and systems integration.

Charles S. Ream

     Charles S. Ream is 62 years old and currently serves as our Executive Vice President and Chief Financial Officer. He has been with the Company since April 2003. From October 2000 to December 2001, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc., a $2.2 billion publicly-held company, with over 18,000 employees, where he was responsible for all of the financial functions including corporate strategy, mergers and acquisitions, and investor relations. From January 1998 to September 2000, Mr. Ream served as Senior Vice President, Finance of Raytheon Systems Company. From January 1994 to December 1997, he served as Chief Financial Officer of Hughes Aircraft Company. Prior to joining Hughes, Mr. Ream was a Partner with Deloitte & Touche.

Mark D. Heilman

     Mark D. Heilman is 57 years old and currently serves as our Executive Vice President for Corporate Development. He has been with the Company since October 1998. From 1991 to September 1998, Mr. Heilman was a partner and principal of CSP Associates, Inc., where he specialized in strategic planning and mergers and acquisition support for the aerospace, defense and information technology sectors. From 1987 to 1991, Mr. Heilman was Vice President and an Executive Director of Ford Aerospace and Communications Corporation.

Seymour L. Moskowitz

     Seymour L. Moskowitz is 75 years old and currently serves as our Executive Vice President, Technology. He has been with the Company since March 1997. Mr. Moskowitz served as a consultant to us from April 1996 to March 1997. Prior to joining us, Mr. Moskowitz served as an independent management consultant from 1994 to April 1996. From 1985 to 1994, Mr. Moskowitz served as Senior Vice President of Technology at Vitro Corporation, where he was responsible for the development and acquisition of technologies and management of research and development personnel and laboratory resources. Before working for the Vitro Corporation, Mr. Moskowitz served as Director of Research and Development for Curtiss-Wright Corporation. Mr. Moskowitz has been awarded seven patents, authored and co-authored over 50 articles, and published in ASME Transactions, ASME Journals of Energy, Power and Aircraft, SAE Journal and various conference proceedings. He formerly served on the Board of Directors of the Software Productivity Consortium and is currently a member of the steering committee of the Fraunhofer Center (MD) for Software Engineering.

Curtis L. Schehr

     Curtis L. Schehr is 47 years old and currently serves as our Senior Vice President, General Counsel and Secretary. He has been with the Company since October 1996. From 1991 to 1996, Mr. Schehr served as Associate General Counsel at Vitro Corporation. During 1990, Mr. Schehr served as Legal Counsel at Information Systems and Networks Corporation. Prior to 1990, Mr. Schehr served for six years in several legal and contract oriented positions at Westinghouse Electric Corporation (Defense Group).

Vincent J. Kiernan

     Vincent J. Kiernan is 47 years old and currently serves as our Senior Vice President, Finance. He has been with the Company since September 1998. From July 1995 to September 1998, he served as a Managing Director at KPMG LLP, where he provided cost and pricing control reviews, claims analysis, accounting/contracts management and general consulting services to a wide array of clients including both government contractors and commercial enterprises. From 1989 to 1995, Mr. Kiernan was a Director for Coopers & Lybrand. From 1985 to 1989, he was a consultant with Peterson & Co. Consulting.

BOARD COMMITTEES

    The  Board  has  an  audit  committee,   compensation  committee,  executive
committee, executive compensation committee, nominating and corporate governance committee and a strategy committee.

     Audit Committee. The Audit Committee is composed of Messrs. Decker, Smith, Lefkowitz and Admiral Miller and the Board of Directors has determined that each member of the Audit Committee is independent and financially literate under the listing standards of the New York Stock Exchange and within the meaning of the Securities and Exchange Commission ("SEC") regulations applicable to the Company. The Board has also determined that Mr. Smith qualifies as an "Audit Committee Financial Expert", within the meaning of the applicable SEC regulations. As more fully described in the written charter of the Audit Committee, the Audit Committee oversees actions taken by our independent auditors and reviews our internal controls and procedures.

     Compensation Committee. The Compensation Committee is composed of Messrs. Ferris and Lefkowitz, Dr. Kaminski and General Shelton and the Board of Directors has determined that each member of the Compensation Committee is independent under the listing standards of the New York Stock Exchange. As more fully described in the written charter of the Compensation Committee, the Compensation Committee reviews and approves the compensation of our officers and management personnel and administers certain employee benefit plans and the Amended and Restated Anteon International Corporation Omnibus Stock Plan.

     Executive Committee. The Executive Committee is composed of Messrs. Iseman, Lefkowitz, Ferris and Kampf. The Executive Committee exercises the authority of our board in the interval between meetings of the board.

     Executive Compensation Committee. The Executive Compensation Committee is composed of Dr. Kaminski and General Shelton. The Executive Compensation Committee administers the Amended and Restated Anteon International Corporation Omnibus Stock Plan and other executive plans for awards or grants to our named executive officers and persons subject to Section 16 of the Securities Exchange Act of 1934 ("Exchange Act").

     Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is composed of Messrs. Lefkowitz and Ferris and Generals Shelton and Kern and the Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the listing standards of the New York Stock Exchange. As more fully described in the written charter of the Nominating and Corporate Governance Committee, the Nominating and Corporate Governance Committee nominates candidates for election to our board and develops and recommends to the Board of Directors corporate governance guidelines applicable to the Company. The Nominating and Corporate Governance Committee makes no recommendations with respect to Caxton-Iseman Nominees.

     Strategy Committee. The Strategy Committee is composed of Drs. Perry and Kaminski, Generals Shelton and Kern, Admiral Miller and Mr. Decker. The Strategy Committee reviews the Company's strategy for market positioning and examines and advises the Company on emerging government requirements where the Company's diverse skill and program strengths can be leveraged.

DIRECTOR INDEPENDENCE

     Our Board reviews each Director's independence annually in accordance with the standards set forth in our Corporate Governance Guidelines and the requirements of the New York Stock Exchange (the "NYSE"). No member of our Board will be considered independent unless the Board determines that:

o The  Director  has no  material  relationship  with us that  would  affect the
director's   independence;   and  o  The  Director  satisfies  the  independence
requirements of all applicable laws, rules and regulations.

     Furthermore, under the regulations of the NYSE, a director is not independent if:

          o The director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer, of the Company.

          o The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

          o He or she has any of the following relationships with any Company auditor:

          o the director or an immediate family member is a current partner of a firm that is the Company's internal or external auditor;

          o    the director is a current employee of such a firm;

          o the director has an immediate family member who is a current employee of such a firm and who participates in the firm's audit, assurance or tax compliance (but not tax planning) practice; or

          o the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company's audit within that time.

          o The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company's present executive officers at the same time serves or served on that company's compensation committee.

          o The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company's consolidated gross revenues.

     Our Board reviewed Director independence based on an application of the foregoing standards and has determined that each of the following Directors is an "independent director" in accordance with the corporate governance rules of the NYSE: Frederick J. Iseman, Mr. Gilbert F. Decker, Admiral Paul David Miller, USN (ret.), Michael T. Smith, Robert A. Ferris, Dr. William J. Perry, General Henry Hugh Shelton, USA (ret.), Dr. Paul G. Kaminski, Steven M. Lefkowitz and General Paul J. Kern, USA (ret.).

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

     To promote open discussion among the non-management directors, and in accordance with NYSE corporate governance requirements, the Board meets at least quarterly in executive sessions without any members of the Company's management, whether or not they are directors, who may otherwise be present. The Chairman of the Nominating & Corporate Governance Committee served as the initial presiding director at all executive sessions of non-management directors for approximately one year ending in February 2005. The role of presiding director then rotates among the other non-management directors on an annual basis in order of seniority, and in the event seniority is not a determinative factor, then alphabetically. The current presiding director is Mr. Decker.

HOW TO CONTACT THE NON-MANAGEMENT DIRECTORS

     The Board of Directors provides a process by which interested parties may communicate with the non-management directors as a group or with the full Board. Those wishing to raise a question or concern should send such communication in an envelope marked "confidential" to Board of Directors of Anteon International Corporation c/o Corporate Secretary, 3211 Jermantown Road, Suite 700, Fairfax, Virginia 22030.

     Any such communication must state the number of shares beneficially owned by the person making the communication and should identify the person or persons on the Board to whom the communication is directed. The Corporate Secretary will forward such communication to the member(s) of the Board as appropriate depending on the facts and circumstances outlined in the communication or as otherwise required by applicable rules, statutes or regulations.

ADDITIONAL CORPORATE GOVERNANCE INFORMATION

     The Company has adopted a Code of Business Ethics and Conduct, which applies to all employees, officers and directors. In addition to the Code of Business Ethics and Conduct, the Company's Chief Executive Officer and senior financial officers are subject to the Code of Ethics for Principal Executive and Senior Financial Officers. The Company's policy is to post on its website at www.anteon.com on the Corporate Governance page any waivers or implied waivers (as such terms are defined in the instructions to Item 5.05 of Form 8-K of the Exchange Act) and any amendments to any code of ethics that apply to any of our directors or executive officers. To date, there have been no waivers or implied waivers to any code of ethics that apply to any of our directors or executive officers.

     The Corporate Governance page on the Company's website includes key information about the Company's corporate governance initiatives and documents including, the written charters of the Audit, Compensation and Nominating and Corporate Governance Committees; the Company's By-Laws and Certificate of Incorporation; a list of the Committees of the Board and their members; the Company's Corporate Governance Guidelines; the Company's Code of Business Ethics and Conduct; and the Company's Code of Ethics for Principal Executive and Senior Financial Officers.

     Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the company of NYSE corporate governance listing standards. We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based solely on our review of copies of reports filed with the SEC, we believe that all reports on Form 3, Form 4, and Form 5 required to be filed were so filed on a timely basis except for a Form 4 each on behalf of Messrs. Decker, Shelton, Kaminski, Schehr, Perry and Tisch and a Form 4 each on behalf of Messrs. Iseman, Lefkowitz and Ferris, which were filed one and two days late respectively, due to administrative error.

Item 11.   Executive Compensation

     The following table sets forth information on the compensation awarded to, earned by or paid to our Chief Executive Officer, Joseph M. Kampf and our four other most highly compensated executive officers whose individual compensation exceeded $100,000 during the twelve months ended December 31, 2005 for services rendered in all capacities to us.


------------------------------------------ ------------------------------------ ----------------------------------
                                                                                            Long-Term
                                                                                ---------------------------------
                                                   Annual Compensation                 Compensation Awards
                                                                                                    Number of
-----------------------------------------                                                             Shares
                                                                                 Other Annual       Underlying
 Name and Principal Position                  Year       Salary       Bonus     Compensation(1)   Stock Options
------------------------------------
Joseph M. Kampf                               2005      $ 665,385  $  549,375           --                   --
President and Chief Executive Officer         2004        643,570     450,000           --                   --
                                              2003        575,023     400,000           --                   --

S. Daniel Johnson                             2005        405,288     216,000           --                   --
Executive Vice President and                  2004        383,654      76,563           --               25,000
Chief Operating Officer                       2003        123,846      50,000           --              125,000

Charles S. Ream                               2005        286,938     171,500           --                   --
Executive Vice President and                  2004        284,308     105,875           --                   --
Chief Financial Officer                       2003        179,490      50,000           --              100,000


Mark D. Heilman                               2005        259,445     147,000           --                   --
Executive Vice President,                     2004        256,226     136,500           --                   --
Corporate Development                         2003        235,146     120,000           --                   --

Seymour L. Moskowitz                          2005        259,445     147,000           --                   --
Executive Vice President, Technology          2004        256,226     136,500           --                   --
                                              2003        235,146     220,000           --               75,000
------------------------------------------ ----------- ----------- ------------ ---------------- -----------------

------------------------------------------------------------------------------------------------------------------

(1) No named executive officer received Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of salary and bonus reported for him in the two preceding columns.

DEFERRED COMPENSATION

     Under the Anteon International Corporation Supplemental Retirement Savings Plan (the "Plan") certain eligible employees and directors may defer receipt of all or a portion of their annual cash compensation. The assets of the Plan are held in a trust to which contributions are made by the Company based on amounts elected to be deferred by the Plan participants. A Plan participant may elect to receive the compensation deferred in either a lump sum or in annual installments over a period of up to ten years. The Plan is treated as unfunded for tax purposes and its assets are subject to the general claims of the Company's creditors. In order to provide for an accumulation of assets comparable to the contractual liabilities accruing under the Plan, the Company may direct the trustee of the Plan to invest the assets to correspond to the hypothetical investment choices made by the Plan participants.

     The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities, and obligations, are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of December 31, 2005, the deferred compensation obligation was approximately $2,009,423. For the year ended December 31, 2005, the adjustments to fair market value were not significant.

OPTION GRANTS IN 2005

     There were no stock options granted in 2005 to our named executive officers.

AGGREGATED OPTION EXERCISES IN 2005 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information with respect to options held at the end of fiscal year 2005 by each of our named executive officers:


------------------------------ ------------------------------------------------------------------------------
                               Individual Grants

                                                             Number of Shares
                                                           Underlying Unexercised       Value of Unexercised
                                Shares                          Options at             In-the-Money Options at
                               Acquire           Value         Exercisable/             December 31, 2005
Name                           Exercise(s)      Realized       Unexercisable         Exercisable/Unexercisable(1)
                             --------------   -----------    ------------------   -------------------------------
Joseph M. Kampf                  210,320     $ 7,843,549      234,000/80,000         $10,198,080/$2,908,000
S. Daniel Johnson                 44,100         605,064       10,900/95,000            $250,773/$2,158,050
Charles S. Ream                   40,000         762,900            0/60,000                  $0/$1,822,200
Mark D. Heilman                   85,023       2,828,910       22,443/32,000          $1,019,843/$1,163,200
Seymour L. Moskowitz             146,503       4,565,770       41,599/32,000         $1,961,012/ $1,163,200
------------------------------ ----------- -------------- ----------------------- -------------------------------

-----------------------------------------------------------------------------------------------------------------

(1) Based on the difference between the closing price of our common stock on December 31, 2005, as reported by the New York Stock Exchange- Corporate Transactions and the option exercise price. The above valuations may not reflect the actual value of unexercised options, as the value of unexercised options fluctuates with market activity.

COMPENSATION OF DIRECTORS

     From January 1, 2005 through June 30, 2005, our directors who are not employees or Caxton-Iseman Stockholders earned the following annual compensation: $6,250 for each fiscal quarter; $1,500 for each board meeting attended; $2,000 annually for serving as chairperson of a committee; and $750 for each committee meeting attended.

     Effective July 1, 2005, the compensation of our directors changed. From July 1, 2005 through December 31, 2005, our directors who are not employees earned $8,750 for each fiscal quarter; $5,000 for each fiscal quarter for serving as chairperson of the audit committee; $3,750 for each fiscal quarter for serving as chairperson of the compensation, nominating and corporate governance, or strategy committees; and $2,500 for each fiscal quarter for non-chairperson directors serving on a committee. Each of our directors is also reimbursed for expenses incurred in connection with serving as a member of our board.

Anteon Restricted Stock Awards

     Pursuant to the Amended and Restated Anteon International Corporation Omnibus Stock Plan, certain members of our board of directors who are not also employees of Anteon were each granted 1,000 restricted shares of Anteon common stock on August 11, 2005. Awards granted to non-employee Directors who serve on the Executive Compensation Committee were made by the Board of Directors (excluding Directors serving on the Executive Compensation Committee). Each award will vest as follows: 50% of the shares covered by the award will vest on May 25, 2006 and the remaining 50% of the shares covered by the award will vest on May 25, 2007, provided the Director is in service with the Company as a director on each such date. Notwithstanding the foregoing, the award will fully vest upon the following events: (i) a change in control (as defined in the Plan), (ii) death or (iii) disability (as defined in the agreement), each while serving as a director of the Company.

EXECUTIVE AGREEMENTS

     Certain of our executive officers and key members of management, (referred to in this proxy statement as the "executives") have entered into amended and restated executive agreements with Anteon. Each executive agreement provides that if, during the two year period following a change of control event (as defined in the executive agreements), the executive's employment is terminated by Anteon without "Cause" or by the executive for "Good Reason," he will be entitled to the following severance benefits: all accrued but unpaid salary through the date of termination plus any earned but unpaid bonus from the prior year; the executive's target bonus for the year of termination; and a payment equal to twice the sum of the executive's annual salary rate and target bonus for the year of termination (or three times, in the case of Joseph Kampf and S. Daniel Johnson). These amounts will be paid in a lump-sum shortly after employment terminates. In addition, under such circumstances, Anteon will contribute for the executive's life insurance and medical benefits for up to 24 months (or 36 months, in the case of Joseph Kampf and S. Daniel Johnson). The executive is required to deliver a release in favor of Anteon to receive any of the payments described above.

     The executive agreements provide that an executive may resign for "Good Reason" upon the occurrence of any of the following events: (1) a reduction in the executive's salary or target bonus from the prior year or from amounts previously established for a given year; (2) a material diminution in the executive's duties or responsibilities; (3) relocation of the executive to a work location outside a 50-mile radius from the executive's current location;
(4) the insolvency of, or filing for bankruptcy by Anteon; (5) a material breach by Anteon of the executive agreement; or (6) an attempt by Anteon to terminate the executive for cause not in compliance with the terms of the executive agreement. In addition, each executive agreement provides that an executive may not resign for "Good Reason" unless he has first given notice to Anteon of the reason for the resignation and Anteon has failed to reasonably cure the situation within thirty days after receiving the executive's notice.

     Each executive agreement also provides that for a one year period following termination, the executive will not solicit Anteon's management employees, independent contractors or customers. If an executive violates this undertaking, Anteon may recover a portion of the compensation payments paid to that executive and may cease providing life and medical benefits. In addition, each executive agreement provides each executive with a tax gross-up payment to eliminate, after all taxes have been paid, any costs that he would otherwise have as a result of any excise taxes to which he may be subject by reason of his receipt of any payment, under his executive agreement or otherwise, that constitutes an excess parachute payment under Section 280G of the Code. However, if the excess payments are $50,000 or less, Anteon is not required to provide this gross-up and the excess payment will simply be eliminated.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The merger agreement with General Dynamics provides for indemnification and insurance arrangements for Anteon's current and former directors and officers that will continue for six years following the effective time of the merger. The merger agreement provides that from and after the effective time of the merger, General Dynamics will, and will cause Anteon as the surviving company in the merger to, fulfill and honor in all respects, the obligations of Anteon pursuant to any indemnification, exculpation or advancement of expenses provisions in favor of the current or former directors, officers, employees or agents of Anteon or any of its subsidiaries, or certain other parties, under the constitutional documents of Anteon or its subsidiaries or any agreement between these indemnified persons and Anteon or its subsidiaries in effect as of the date of the merger agreement. The merger agreement also provides that for a period of six years following the effective time of the merger the certificate of incorporation and by-laws of Anteon as the surviving company will contain provisions with respect to indemnification, exculpation and advancement of expenses that are at least as favorable to the beneficiaries of these provisions as those contained in Anteon's certificate of incorporation and by-laws in effect on the date of the merger agreement.

     The merger agreement also provides that for a period of six years after the effective time of the merger General Dynamics will cause to be maintained directors and officers liability insurance and fiduciary liability insurance arrangements substantially equivalent in scope and amount of coverage (and on terms and conditions no less advantageous to the insureds) to the policies maintained by Anteon as of the date of the merger agreement with respect to claims arising from or relating to actions or omissions, or alleged actions or omissions, occurring on or prior to the effective time of the merger. The merger agreement provides that General Dynamics will not be required to make total annual premium payments with respect to these insurance arrangements to the extent the premiums exceed 200% of the last annual premium paid by Anteon prior to the date of the merger agreement. If the annual premium costs necessary to maintain this insurance coverage exceed 200% of the last annual premium paid by Anteon, General Dynamics will maintain as much comparable directors and officers liability insurance and fiduciary liability insurance as is reasonably obtainable for an annual premium not exceeding 200% of the last annual premium paid by Anteon.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No members of the Compensation Committee are officers or employees of the Company. No interlocking relationships exist between the Board of Directors or Compensation Committee and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past. See "Certain Relationships and Related Transactions" above for details of certain transactions involving members of our Compensation Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of April 26, 2006, there were 37,523,350 shares of common stock issued and outstanding. The following table sets forth, as of April 26, 2006, information with respect to the beneficial ownership of Anteon common stock by:

          o each of the current directors and named executive officers of Anteon;

          o each person who is known to be the beneficial owner of more than 5% of the outstanding shares of common stock of Anteon; and

          o    all directors and executive officers of Anteon as a group.

     The amounts and percentages of Anteon common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

     Unless otherwise noted below, the address of each beneficial owner listed on the table below is c/o Anteon International Corporation, 3211 Jermantown Road, Fairfax, Virginia 22030-2801.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                   Shares(1)
                                                                                          ----------------------------

--------------------------------------------------------------------------------
Name of Beneficial Owner                                                                       Shares           %
--------------------------------------------------------------------------------            -----------       ---------
Azimuth Technologies, L.P. (2)(3)...............................................              1,924,538         5.1

Azimuth Tech. II LLC (2)(3).....................................................                687,823         1.8

Georgica (Azimuth Technologies), Inc. (2)(3)....................................              2,342,041         6.2

Georgica (Azimuth Technologies), L.P. (2)(3)....................................              2,341,592         6.2

Frederick J. Iseman (2)(3)......................................................              2,343,490         6.2

FMR Corp. (4)...................................................................              3,164,700         8.3

Neuberger Berman, Inc. (5)......................................................              2,704,438         7.1

Gilbert F. Decker (6)...........................................................                 31,030           *

Dr. Paul Kaminski (7)...........................................................                 37,046           *

Joseph M. Kampf (8).............................................................                781,513         2.1

Charles S. Ream (9).............................................................                 23,335           *

S. Daniel Johnson (10)..........................................................                 12,453           *

Seymour L. Moskowitz (11).......................................................                151,451           *

Mark D. Heilman (12)............................................................                123,653           *

Robert A. Ferris (13)...........................................................                200,330           *

Steven M. Lefkowitz (14)........................................................                 70,439           *

William J. Perry (15)...........................................................                 14,000           *

General Henry Hugh Shelton, USA (ret.) (16).....................................                 14,000           *

Admiral Paul David Miller, USN (ret.) (17)......................................                  3,000           *

General Paul J. Kern, USA (ret.) (17)...........................................                  3,000           *

Michael T. Smith (17)...........................................................                  3,000           *

All Directors and Executive Officers as a Group (18)............................              3,737,250         9.9
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------

 *   Less than 1%.
(1)  Determined in accordance with Rule 13d-3 under the Exchange Act.

(2) By virtue of Frederick J. Iseman's indirect control of Azimuth Technologies, L.P., Azimuth Tech. II LLC, Georgica (Azimuth Technologies), L.P. and Georgica (Azimuth Technologies), Inc., which are the investment partnerships organized by Caxton-Iseman Capital, he is deemed to beneficially own the 2,071,272 shares held by these entities. Mr. Iseman has (i) sole voting and dispositive power over 2,072,721 shares of our common stock, and (ii) shared voting and dispositive power over the 270,769 shares of our common stock held in the aggregate by Mr. Ferris, the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC and may be deemed to be the beneficial owner thereof. Mr. Iseman's address is c/o Caxton-Iseman Capital, Inc., 500 Park Avenue, New York, New York 10022.

(3) Includes 1,000, 199,330, 59,746 and 10,693 shares held by Mr. Ferris, the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC, respectively. Mr. Ferris, the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC are parties to a stockholders agreement with Azimuth Technologies, L.P. and Azimuth Tech. II LLC with respect to the shares of our common stock held by them. Pursuant to the terms of this stockholders agreement, Mr. Ferris, the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC are required to vote all of their shares of common stock at the direction of Azimuth Technologies, L.P. and Azimuth Tech. II LLC, and are bound by specified transfer restrictions.

(4) Based solely upon a Schedule 13G filed by FMR Corp. on February 14, 2006. The address for FMR Corp. provided in such Schedule 13G is 82 Devonshire Street, Boston, MA 02109.

(5) Based solely upon a Schedule 13G filed by Neuberger Berman, Inc. on February 15, 2006. The address for Neuberger Berman, Inc. provided on such
     Schedule 13G is 605 Third Avenue, New York, NY 10158.

(6) Includes 13,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Does not include 4,500 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Mr. Decker's address is 45 Glenridge Avenue, Los Gatos, California 95030.

(7) Includes 13,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Does not include 4,500 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Dr. Kaminski's address is 6691 Rutledge Drive, Fairfax, Virginia 22039.

(8) Includes 188,445 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Does not include 40,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Excludes shares held by Azimuth Technologies, L.P., of which he is a limited partner.

(9) Includes 20,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Excludes 40,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of April 26, 2006.

(10) Includes 10,900 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Excludes 95,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

(11) Includes 10,445 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Does not include 16,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Excludes shares held by Azimuth Technologies, L.P., of which he is a limited partner.

(12) Includes 59,333 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Does not include 16,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Excludes shares held by CSP Associates LLC, a limited liability company of which he is a non-managing member.

(13) Includes 199,330 shares of common stock held by the Ferris Family 1987 Trust. The address of Mr. Ferris and the Ferris Family 1987 Trust is c/o Caxton-Iseman Capital, Inc., 500 Park Avenue, New York, New York 10022. Excludes shares held by Azimuth Technologies, L.P. and Azimuth Tech. II LLC of which the Ferris Family 1987 Trust is, respectively, a limited partner and a non-managing member. Includes 200,330 shares of common stock with respect to which Mr. Ferris shares voting and dispositive power with Azimuth Technologies, L.P., Azimuth Tech. II LLC and Mr. Iseman.

(14) Includes 10,693 shares of common stock held by SML Family Investors LLC, a limited liability company affiliated with Mr. Lefkowitz. Mr. Lefkowitz's address is c/o Caxton-Iseman Capital, Inc., 500 Park Avenue, New York, New York 10021. Excludes shares held by Azimuth Technologies, L.P. and Azimuth Tech. II LLC of which he is, respectively, a limited partner and a non-managing member. Includes 70,439 shares with respect to which Mr. Lefkowitz shares voting and dispositive power with Azimuth Technologies, L.P., Azimuth Tech. II LLC and Mr. Iseman.

(15) Includes 3,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Does not include 4,500 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Dr. Perry's address is 320 Galvez Street, Stanford, CA 94305-6165.

(16) Includes 13,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Does not include 4,500 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Gen. Shelton's address is 11911 Freedom Drive, One Fountain Square, 10th Floor, Reston, VA 20190.

(17) Includes 3,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Does not include 12,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date. Admiral Miller's address is 1565 River Ridge Williamsburg, VA 23185. General Kern's address is c/o EDO Corporation, 60 East 42nd Street, 42nd Floor, New York, NY 10165. Mr. Smith's address is c/o Alliant Techsystems, Inc., 5050 Lincoln Drive, Edina, MN 55436.

(18) Includes 380,374 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 26, 2006. Does not include 293,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2005, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

------------------------------------------- ---------------------- -------------------- -------------------------
Plan category                                                                                        (c) Number of
                                                (a) Number of                                     securities remaining
                                               securities to be          (b)Weighted-average      available for future
                                             issued upon exercise         exercise price of       issuance under equity
                                                of outstanding               outstanding           compensation plans
                                                options, warrants         options, warrants       (excluding securities
                                                   and rights                and rights          reflected in column (a))
Equity compensation plans approved by
    security holders....................               1,951,383           $        23.13                1,649,141
Equity compensation plans not approved by
     security holders....................                     --                       --                       --
    Total...............................               1,951,383           $        23.13                1,649,141
------------------------------------------    ----------------------    --------------------    -------------------------

-----------------------------------------------------------------------------------------------------------------------------------


CHANGES OF CONTROL
     On December 13, 2005, Anteon International Corporation entered into an agreement and plan of merger with General Dynamics Corporation and Avenger Acquisition Corporation, a wholly owned subsidiary of General Dynamics. For a description of the merger, see "Item 1. Business - General."

Item 13.   Certain Relationships and Related Transactions

Azimuth Technologies, L.P. and Azimuth Tech. II LLC

     Azimuth Technologies, L.P. and Azimuth Tech. II LLC are two of our principal stockholders. The sole general partner of Azimuth Technologies, L.P. and the sole managing member of Azimuth Tech. II LLC is Georgica (Azimuth Technologies), L.P., the sole general partner of which is Georgica (Azimuth Technologies), Inc., a corporation wholly owned by Frederick J. Iseman, the chairman of our Board of Directors. As a result, Mr. Iseman controls both Azimuth Technologies, L.P. and Azimuth Tech. II LLC. In addition, Mr. Iseman, Steven M. Lefkowitz, a director of our Company, and Robert A. Ferris, a director of our Company, are each employed by Caxton-Iseman Capital, Inc. Mr. Iseman is the chairman, managing partner and founder of that firm.

     Azimuth Technologies, L.P., Azimuth Tech. II LLC, Mr. Lefkowitz, SML Family Investors LLC, a limited liability company affiliated with Mr. Lefkowitz, and the Ferris Family 1987 Trust, of which Mr. Ferris is a trustee, entered into a stockholders agreement immediately prior to the consummation of the IPO. Under this stockholders agreement, the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC agreed to vote all of the shares of our common stock they beneficially own on any matter submitted to the vote of our stockholders whether at a meeting or pursuant to a written consent at the direction of Azimuth Technologies, L.P. and Azimuth Tech. II LLC, unless otherwise agreed to by these entities, and will constitute and appoint these entities or any nominees thereof as their respective proxies for purposes of any stockholder vote. In addition, except pursuant to the Tag Along Agreement described in this Proxy Statement, the agreement provides that none of the Ferris Family 1987 Trust, Mr. Lefkowitz or SML Family Investors LLC may sell or in any way transfer or dispose of the shares of our common stock they beneficially own without the prior written consent of either Azimuth Technologies, L.P. or Azimuth Tech. II LLC, unless Azimuth Technologies, L.P. and Azimuth Tech. II LLC are participating in that sale, and then the Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC may participate in such sale in a pro rata amount. The Ferris Family 1987 Trust, Mr. Lefkowitz and SML Family Investors LLC will be required to participate pro rata in any sale by Azimuth Technologies, L.P. and Azimuth Tech. II LLC, unless otherwise agreed to by these entities.

Registration Rights

     On March 11, 2002, Azimuth Technologies, L.P., Azimuth Tech. II LLC, Messrs. Frederick J. Iseman, Joseph M. Kampf, Carlton B. Crenshaw, Thomas M. Cogburn, Seymour L. Moskowitz and Steven M. Lefkowitz, SML Family Investors LLC and the Ferris Family 1987 Trust and certain other parties named therein, entered into a registration rights agreement (as amended, the "Registration Rights Agreement") with us relating to the shares of common stock they hold. Subject to several exceptions, including our right to defer a demand registration under certain circumstances, the Caxton-Iseman Stockholders may require that we register for public resale under the Exchange Act all shares of common stock they request be registered at any time after 180 days following our IPO. The Caxton-Iseman Stockholders may demand five registrations so long as the securities being registered in each registration statement are reasonably expected to produce aggregate proceeds of $5 million or more. Since we are eligible to register the sale of our securities on Form S-3 under the Exchange Act, the Caxton-Iseman Stockholders have the right to require us to register the sale of the common stock held by them on Form S-3, subject to offering size and other restrictions. Messrs. Kampf, Crenshaw, Cogburn, Moskowitz and Lefkowitz, SML Family Investors LLC and the Ferris Family 1987 Trust are entitled to piggyback registration rights with respect to any registration request made by the Caxton-Iseman Stockholders. If the registration requested by the Caxton-Iseman Stockholders is in the form of a firm underwritten offering, and if the managing underwriter of the offering determines that the number of securities to be offered would jeopardize the success of the offering, the number of shares included in the offering shall be determined as follows: (i) first, shares offered by the Caxton-Iseman Stockholders and Messrs. Kampf, Crenshaw, Cogburn, Moskowitz and Lefkowitz, SML Family Investors LLC, the Ferris Family 1987 Trust and the other participating designated holders as defined in the Registration Rights Agreement (pro rata, based on their respective ownership of our common equity), (ii) second, shares offered by other stockholders (pro rata, based on their respective ownership of our common equity) and (iii) third, shares offered by us for our own account. On September 3, 2003, we amended the Registration Rights Agreement to (i) allow certain of our stockholders and designated holders under the Registration Rights Agreement, including Messrs. Decker, Kaminski, Schehr, Gurner, Dawson, Heilman, Johnson and Ream and Ms. Centracchio, to participate in future offerings and (ii) permit us to designate certain other management stockholders and directors to participate in future offerings.

     In addition, the Caxton-Iseman Stockholders, Messrs. Kampf, Crenshaw, Cogburn, Moskowitz and Lefkowitz, SML Family Investors LLC and the Ferris Family 1987 Trust and the other designated holders under the Registration Rights Agreement have been granted piggyback rights on any registration for our account or the account of another stockholder. If the managing underwriter in an underwritten offering determines that the number of securities offered in a piggyback registration would jeopardize the success of the offering, the number of shares included in the offering shall be determined as follows: (i) first, shares offered by us for own account, (ii) second, shares offered by the Caxton-Iseman Stockholders, Messrs. Kampf, Crenshaw, Cogburn, Moskowitz and Lefkowitz, SML Family Investors LLC, the Ferris Family 1987 Trust and the other participating designated holders under the Registration Rights Agreement (pro rata, based on their respective ownership of our common equity), and (iii) third, shares offered by other stockholders (pro rata, based on their respective ownership of our common equity). In connection with these registrations under the Registration Rights Agreement, we are required to indemnify the selling stockholders and bear all fees, costs and expenses (except underwriting discounts and selling commissions).

     Pursuant to our registration rights agreement with the selling stockholders, we will use our commercially reasonable efforts to keep the Shelf Registration Statement continuously effective until all of the selling stockholders' shares of our common stock have been sold. As of April 26, 2006, no other offerings have been made pursuant to the Shelf Registration Statement. Our obligation to keep the Shelf Registration Statement effective is subject to specified, permitted exceptions, such as a good faith determination by our Board of Directors that the registration would materially interfere with certain activities of ours. In these cases, we may suspend offers and sales of the shares of common stock pursuant to the Shelf Registration Statement.

Other Relationships

     The son of our President and Chief Executive Officer, Joseph M. Kampf, has been employed by the Company as a Corporate Development Analyst since January 2003 and received an annual salary of $67,008 in 2005.

Item 14.   Principal Accountants Fees and Services

Audit Fees

     KPMG's fees for the Company's 2005 and 2004 annual audit and review of interim consolidated financial statements, services rendered in connection with our secondary offering and shelf registration, as well as various accounting consultations, were $1,533,228 and $1,432,921, respectively. Audit fees in 2004 (and 2005) include the audit of internal control over financial reporting.

Audit-Related Fees

     KPMG's fees for audit-related services in 2005 and 2004 were $38,300 and $28,800, respectively. These services included pension plan audits, debt compliance certification, and acquisition due diligence.

Tax Fees

     KPMG's fees for federal, state and foreign tax research and analysis, tax return assistance and due diligence tax assistance in 2005 and 2004 were $144,036 and $189,261, respectively.

All Other Fees

     KPMG's fees for all other professional services rendered to the Company during 2005 and 2004 were $0 and $49,764, respectively for advisory services rendered in connection with management's implementation of Sarbanes-Oxley
Section 404 requirements.

     The Audit Committee of the Board of Directors has determined that the provision of services by KPMG described in the preceding paragraphs is compatible with maintaining KPMG's independence as the Company's principal accountant.

Policy on Pre-Approval

     The Audit Committee has adopted a policy of specific pre-approval for all audit and non-audit services performed by the independent auditor as permitted by Section 10A of the Exchange Act. A letter describing the services to be provided, fees and other terms of engagement is submitted for each service in advance of commencement. The engagement letter supported by the Company's recommendation is submitted to the Audit Committee Chairman for pre-approval. A summary of year-to-date audit and non-audit fees paid to the independent auditor is reviewed by the Audit Committee at each scheduled Audit Committee meeting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTEON INTERNATIONAL CORPORATION

                                     By: /s/: Joseph M. Kampf
                                         ---------------------
                                          Joseph M. Kampf
                                          President and Chief Executive Officer
Date: April 28, 2006
---------------------

                                  EXHIBIT INDEX


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