Form 10-Q
period 2006-03-31
ANTEON INTERNATIONAL CORP
filed 2006-05-10
CIK 1163842

===============================================================================

      FORM 10-Q for ANTEON INTERNATIONAL CORPORATION filed on May 10, 2006
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 001-31258

                        ANTEON INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
            Delaware                                 13-3880755
    (State of Incorporation)            (I.R.S. Employer Identification No.)

--------------------------------------------------------------------------------


               3211 Jermantown Road, Fairfax, Virginia 22030-2801
--------------------------------------------------------------------------------

               (Address of principal executive offices)(Zip Code)

                                 (703) 246-0200
--------------------------------------------------------------------------------

              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|   Accelerated filer |_|    Non-accelerated filer |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on May 8, 2006, there were 37,529,350 outstanding shares of the registrant's common stock, par value $0.01 per share.


Contents

                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION

      ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                   MARCH 31, 2006 AND DECEMBER 31, 2005                                                          1

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS FOR THE THREE MONTHS ENDED
                   MARCH 31, 2006 AND 2005                                                                       2

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
                   FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005                                      3

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS                                                                          4

      ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        12

      ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   23

      ITEM 4.      CONTROLS AND PROCEDURES                                                                      23


PART II. OTHER INFORMATION REQUIRED IN REPORT

      ITEM 1.      LEGAL PROCEEDINGS                                                                            24

      ITEM 1. A    RISK FACTORS                                                                                 24

      ITEM 2.      UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS                                 24

      ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                                              25

      ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                                                             25

      ITEM 5.      OTHER INFORMATION                                                                            26

      ITEM 6.      EXHIBITS                                                                                     26



                                        i



                          PART I. FINANCIAL INFORMATION

          ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     March 31, 2006             December 31, 2005
                                                                  --------------------        --------------------

(Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                         $    49,364                    $    9,048
    Short term investments                                                     --                        37,460
    Accounts receivable, net                                              346,078                       331,809
    Prepaid expenses and other current assets                              22,452                        17,182
    Deferred tax assets, net                                                   --                            71
                                                                    --------------                --------------
Total current assets                                                      417,894                       395,570

Property and equipment, net                                                15,649                        15,107
Goodwill                                                                  261,058                       260,834
Intangible and other assets, net                                           25,497                        26,434
                                                                    --------------                --------------
Total assets                                                          $   720,098                    $  697,945
                                                                    ==============                ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Term Loan B, current portion                                      $     1,650                    $    1,650
    Obligations under capital leases, current portion                         114                           121
    Accounts payable                                                       22,424                        28,319
    Accrued expenses                                                      111,378                       110,638
    Deferred tax liabilities, net                                              22                            --
    Income tax payable                                                     15,392                         9,973
    Deferred compensation                                                   3,090                         2,009
    Deferred revenue                                                       22,329                        25,080
                                                                    --------------                --------------
Total current liabilities                                                 176,399                       177,790

Term Loan B, less current portion                                         160,875                       161,288
Obligations under capital leases, less current portion                        181                           210
Noncurrent deferred tax liabilities, net                                    8,660                         8,675
Other long term liabilities                                                 6,639                         6,529
                                                                    --------------                --------------
Total liabilities                                                         352,754                       354,492

Minority interest in subsidiaries                                             363                           357

Stockholders' equity:
    Preferred stock, $0.01 par value; 15,000,000 shares authorized,  none issued and outstanding as of March 31, 2006
      and December 31, 2005                                                    --                            --
    Common stock, $0.01 par value; 175,000,000 shares
      authorized, 37,486,550 and 37,238,974 shares issued and
      outstanding as of March 31, 2006 and December 31, 2005,
      respectively.                                                           375                           372
    Additional paid-in capital                                            147,742                       143,851
    Accumulated other comprehensive income                                     27                            13
    Retained earnings                                                     218,837                       198,860
                                                                    --------------                --------------
Total stockholders' equity                                                366,981                       343,096
                                                                    --------------                --------------
Total liabilities and stockholders' equity                            $   720,098                    $  697,945
                                                                    ==============                ==============

See accompanying notes to unaudited condensed consolidated financial statements.



                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                         For the three months ended
                                                                       March 31,

                                                          2006                 2005
                                                       ------------        -------------

Revenues                                                $  389,558          $    349,982
Costs of revenues                                          332,573               298,226
                                                       ------------        -------------
     Gross profit                                           56,985                51,756
Operating expenses:
General and administrative expenses                         21,470                20,270
Amortization of intangible assets                            1,013                   686
                                                       ------------        -------------
         Total operating expenses                           22,483                20,956
                                                       ------------        -------------
         Operating income                                   34,502                30,800
Other income, net                                              121                   873
Merger related expenses                                        303                    --
Interest expense, net of interest income of
$579, and $85, respectively                                  2,385                 2,214
Minority interest in earnings of subsidiaries                  (6)                  (29)
                                                       ------------        -------------
Income before provision for income taxes                    31,929                29,430
Provision for income taxes                                  11,952                11,406
                                                       ------------        -------------
Net income                                              $   19,977          $     18,024
                                                       =============       =============
Basic earnings per common share:                        $     0.54          $       0.50
                                                       =============       =============
Basic weighted average shares outstanding               37,317,939            36,286,772

Diluted earnings per common share:                      $     0.52          $       0.48
                                                       =============       =============
Diluted weighted average shares outstanding             38,127,406            37,590,209


See accompanying notes to unaudited condensed consolidated financial statements.


               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       For the three months ended
                                                                  March 31, 2006        March 31, 2005
                                                                ------------------     -----------------
OPERATING ACTIVITIES:
    Net income                                                     $    19,977           $    18,024
    Adjustments  to reconcile  net income to net cash provided by operating activities:
    Gain on the reversal of an acquisition reserve                          --                 (900)
    Depreciation and amortization of property and equipment              1,108                 1,091
    Amortization of noncompete agreements                                   41                    42
    Other intangibles amortization                                         972                   644
    Stock compensation                                                   1,361                    --
    Amortization of deferred financing fees                                163                   163
    Excess tax benefits from stock-based compensation                    (124)                    --
    Deferred income taxes                                                (111)                 (966)
    Minority interest in earnings of subsidiaries                            6                    29
    Changes in assets and liabilities                                 (21,038)                33,586
                                                                ------------------     -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,355                51,713
                                                                ------------------     -----------------
INVESTING ACTIVITIES:
    Purchases of property, equipment and other assets                  (1,650)               (1,538)
    Proceeds from sales of  short term investments                      37,460                    --
    Other                                                                 (34)                   115
                                                                ------------------     -----------------
NET CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES                    35,776               (1,423)
                                                                ------------------     -----------------
FINANCING ACTIVITIES:

    Principal payments on capital lease obligations                       (36)                  (80)
    Principal payments on Term Loan B                                    (413)                 (413)
    Excess tax benefits from stock-based compensation                      124                    --
    Proceeds from revolving credit facility                            377,800               228,800
    Principal payments on revolving credit facility                  (377,800)             (248,600)
    Proceeds from issuance of common stock, net of expenses              2,510                 1,045
                                                                ------------------     -----------------
NET CASH PROVIDED BY/(USED FOR) FINANCING ACTIVITIES                     2,185              (19,248)
                                                                ------------------     -----------------
CASH AND CASH EQUIVALENTS:
    Net increase in cash and cash equivalents                           40,316                31,042
    Cash and cash equivalents, beginning of period                       9,048                 4,103
                                                                ------------------     -----------------
    Cash and cash equivalents, end of period                       $    49,364           $    35,145
                                                                ==================     =================

Supplemental disclosure of cash flow information (in thousands):
    Interest paid                                                  $     2,827           $     2,136
                                                                ==================     =================
    Income taxes paid, net                                         $     6,626           $     1,622
                                                                ==================     =================

See accompanying notes to unaudited condensed consolidated financial statements.


                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005


(1)     Basis of Presentation

     The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three months ended March 31, 2006 may not be indicative of the results of operations for the year ending December 31, 2006, or any future period. This financial information should be read in conjunction with Anteon International Corporation's December 31, 2005 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2006.

(2)     Organization and Business

     Anteon International Corporation, a Delaware corporation, "Anteon" or the "Company," and its subsidiaries provide professional information technology solutions and systems engineering and integration services to government clients. The Company designs, integrates, maintains and upgrades information systems for national defense, intelligence, emergency response and other government missions. The Company also provides many of its clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations. For the three months ended March 31, 2006, approximately 87% of the Company's revenues were derived from contracts with the Department of Defense, or "DOD," and intelligence agencies, and approximately 12% from civilian agencies that includes the Department of Homeland Security or "DHS" of the U.S. federal government. The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract termination for the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency's authorization of the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

     On December 13, 2005, the Company entered into an agreement and plan of merger (the "Merger Agreement") with General Dynamics Corporation, or "General Dynamics," and a wholly owned subsidiary of General Dynamics, pursuant to which General Dynamics agreed to acquire Anteon International Corporation for approximately $2.2 billion (the "Merger"), which includes the assumption of net debt defined as debt less cash which totaled approximately $113 million as of March 31, 2006. Upon completion of the Merger, Anteon International Corporation will become a wholly owned subsidiary of General Dynamics.

     On March 3, 2006, the Company held a special meeting of stockholders at which the stockholders adopted the Merger Agreement and approved the Merger. Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). The Company expects to divest certain contracts to enable the Department of Justice to complete its review and approval of the proposed transaction with General Dynamics pursuant to the HSR Act. Other than approval pursuant to the HSR Act, no other material federal or state regulatory approvals are required to be obtained by the Company, General Dynamics or its wholly owned subsidiary in connection with the Merger.

     On April 24, 2006, the Company announced that General Dynamics had extended the April 30, 2006 deadline for completing its proposed merger with Anteon to July 31, 2006 in accordance with the terms of the Merger Agreement between the parties. The Company anticipates that the transaction will close no later than the end of the second quarter of 2006. The Merger Agreement may be terminated prior to the effective time of the Merger, under certain circumstances discussed in the Merger Agreement.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005


(3)     Acquisition of Integrated Management Services, Inc.

         On August 11, 2004, the Company purchased all of the outstanding stock of Integrated Management Services, Inc., or "IMSI," a provider of high end, mission critical information and securities solutions, based in Arlington, Virginia, for a total purchase price of $29.0 million, including transaction costs. Under the terms of the stock purchase agreement, the Company may be obligated to pay up to $2.0 million of additional consideration if follow on work related to a certain government contract was awarded in the time frame set forth under the stock purchase agreement. The Company communicated to the seller of IMSI the Company's determination of the additional consideration the Company believes is due to the seller. The Company subsequently received the seller's response setting forth the seller's calculation of the additional consideration the Seller believes is due. The parties are currently engaged in discussions in an effort to reach agreement on the additional consideration to be paid to the seller. The net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $5.9 million of contracts and related customer relationships with an expected weighted average useful life of 5 years. The value of the contracts and customer relationships is based, in part, on an independent appraisal and other studies performed by the Company. Goodwill recognized from this acquisition was approximately $20.6 million and is deductible for tax purposes due to the tax code election made at the time of the acquisition. The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures have not been presented.

(4)     Acquisition of Milestone Group, LLC.

         On October 14, 2005, the Company purchased all of the outstanding limited liability membership interests of Milestone Group, LLC, or "Milestone," a provider of IT professional services based in Arlington, Virginia, for a total purchase price of $31.0 million, including transaction costs. The Company financed the acquisition through cash-on-hand and proceeds from the sales of short term investments. The transaction was accounted for in accordance with Statement of Financial Accounting Standards or "SFAS," No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets consisted of $10.5 million of contracts and related customer relationships is based, in part, on an independent appraisal and other studies performed by the Company. The Company has recognized approximately $328,000 of amortization expense related to the intangible assets for the three months ended March 31, 2006. Goodwill recognized from this acquisition was approximately $18.9 million and is deductible for tax purposes due to the tax code election made at the time of the acquisition. The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures have not been presented.

(5) Accounting for Stock-Based Compensation

     On January 1, 2006, the Company adopted the modified prospective transition method of accounting for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, compensation expense is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense on its stock-based compensation on a straight-line basis over the vesting period. In accordance with the Merger Agreement, the Company has suspended the issuance of any additional equity-based awards.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005


     Prior to January 1, 2006, the Company used the intrinsic value based method of accounting prescribed by APB No. 25. The Company had not recorded stock-based compensation expense on options granted to employees in prior years as the fair value of the Company's common stock equaled the exercise price of the option at the date of the grant. The Company accounted for stock options granted to non-employees using the fair value method of accounting as prescribed by SFAS No. 123. Compensation expense related to stock options granted to non-employees was not significant. Under the modified prospective transition method under SFAS No. 123R, the Company has not revised prior periods for comparative purposes. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                                         Three Months Ended
                                                            March 31, 2005
                                                      --------------------------
                                                      (in thousands, except per
                                                             share data)
                                                     -
Net income, as reported                                   $   18,024
Deduct: Total stock-based compensation expense
determined under fair value method, net of tax                   989
                                                       ---------------
Pro forma net income                                      $   17,035

    Earnings per share:
    Basic-as reported                                     $     0.50
                                                       ===============
    Basic-pro forma                                       $     0.47
                                                       ===============
    Diluted-as reported                                   $     0.48
                                                       ===============
    Diluted-pro forma                                     $     0.45
                                                       ===============


          (a)  Stock Option Plan

                  In January 1997, the Company's Board of Directors approved the adoption of the Anteon Virginia Corporation Omnibus Stock Plan (the "Stock Option Plan"). At the discretion of the Board of Directors, the stock option plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, and/or phantom stock to employees or directors of the Company. As of March 31, 2006, an aggregate of 1,634,341 shares of the Company's common stock were reserved for issuance under the stock option plan.

                  The exercise price of stock options granted is the market value of the common stock at the grant date. Prior to the Company's IPO, the exercise price of stock options granted was determined by the Company's Board of Directors but was not to be less than the fair value of the underlying shares of common stock at the grant date.

                  For stock options granted to employees, 20% of the shares subject to the options vest on the first anniversary of the grant date and an additional 20% vest on each succeeding anniversary of the grant date. All awards fully vest upon a change in control (as defined in the Stock Option Plan). For options granted from the date of the adoption of the Company's stock option plan until September 21, 2000, employees have a period of three years from the vesting date to exercise the option to purchase shares of the Company's common stock. In 1997, the Company's Board of Directors approved that 20 percent of the options issued on the August 1, 1997 grant date vested immediately. On September 21, 2000, the Company's Board of Directors approved that, with respect to stock options granted from that date forward, each grantee has a period of 8 years from the date of grant in which to exercise options which vest. On March 11, 2002, the Company's Board of Directors approved that, with respect to stock options granted from that date forward, each grantee has a period of 10 years from the date of grant in which to exercise options which vest. All outstanding options granted under the Stock Option Plan will become fully vested immediately prior to the effective time of the Merger with General Dynamics.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005


                  The following tables summarize information regarding options under the Company's stock option plan:


                                                                              Weighted
                                                                               Average
                                                          Weighted            Remaining           Aggregate
                                       Number             Average            Contractual       Intrinsic Value
                                     of Shares         Exercise Price      Life (in years)       (thousands)
                                    -----------       ----------------    ----------------    ------------------

Outstanding at December 31, 2005      1,951,383          $     23.13
Granted                                      --                   --
Exercised                             (247,576)                10.28
Cancelled or expired                   (14,800)                30.81
                                    -----------        --------------
Outstanding as of March 31, 2006      1,689,007          $     24.95               6.4           $   50,014
                                    ===========        ==============
Vested and Expected to Vest
as of March 31, 2006                  1,533,037          $     24.10               6.3           $   46,697
                                    ===========        ==============
Exercisable as of March 31, 2006        810,907          $     18.96               5.3           $   28,865
                                    ===========        ==============


               In the table above, intrinsic value is calculated as the difference between the market price of the Company's stock on the last trading day of the quarter and the exercise price of the options. The adoption of SFAS No. 123R resulted in a reduction to operating income and net income of $1.3 million and $1.0 million, respectively, for the three months ended March 31, 2006. The impact on basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 and $0.03, respectively. For the three months ended March 31, 2006, cash flow from operating activities decreased by $124,000 and cash flow from financing activities increased by $124,000 as a result of the adoption of SFAS No. 123R. Total unrecognized compensation cost related to unvested stock options at March 31, 2006 prior to the consideration of expected forfeitures is approximately $9.0 million and is expected to be recognized over a weighted average period of 3 years. For options exercised, intrinsic value is calculated as the difference between the market price on the date of the exercise and the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.0 million and $426,000, respectively. Cash received from the exercise of stock options was $2.5 million and $1.1 million, respectively, for the three months ended March 31, 2006 and 2005. The total fair value of shares vested during the three months ended March 31, 2006 and March 31, 2005 was $1.7 million and $2.3 million, respectively. The tax benefits realized from stock options exercised was $124,000 and $411,000, respectively, for the three months ended March 31, 2006 and 2005

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005


               The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. Variables used in the option pricing model included stock price volatility, risk-free interest rates, expected dividends and actual and projected employee stock option exercise behaviors. For the three months ended March 31, 2006, there were no stock options granted under the Stock Option Plan. For the three months ended March 31, 2005, the weighted average fair value of options granted was $13.44. The Company used the following assumptions to value the stock options granted during the three months ended March 31, 2005:


                                                       March 31, 2005
                                                     ------------------
                     Expected term (in years)                 5
                     Volatility                          32.54%
                     Risk free interest rate              3.91%


          (b)  Employee Stock Purchase Plan

               Effective April 1, 2004, the Company implemented an Employee Stock Purchase Plan ("ESPP") to offer eligible employees the opportunity to purchase the Company's common stock at a discount from the market price as reported on the New York Stock Exchange. Eligible employees may authorize the Company to deduct a specified portion of their compensation each payroll period for each quarterly offering period. The accumulated payroll deductions are used by the Company to provide for the purchase by the ESPP administrator of Company common stock for delivery to ESPP participants. These shares may be newly issued shares, treasury shares or shares purchased on the open market or otherwise. The ESPP provides that the per share purchase price discount established by the Compensation Committee of the Board may be no greater than 15% of the fair market value of a share of Company common stock on the last day of each quarterly offering period. The Compensation Committee has set the purchase price discount at 5% of the Company stock's fair market value. Under the ESPP, employees are limited to the purchase of shares of the Company's common stock having a fair market value no greater than $25,000 during any calendar year, as determined on the date of purchase. The Company has filed a Registration Statement on Form S-8 with the SEC to register 1.2 million shares of the Company's common stock under the ESPP. Effective with the offering period beginning January 1, 2006, the Company has suspended the ESPP as required in the Merger Agreement. The table below details the total shares purchased by the Company to fulfill its obligations under the ESPP for the period covered by this report.



                                Total                           Total Number of         Maximum Number of
                              Number of       Average         Shares Purchased as      Shares that May Yet
                               Shares       Prices Paid         Part of Publicly          Be Purchased
       Period                 Purchased      per Share          Announced Plan           Under the Plan
-----------------------     ------------   -------------    ----------------------    ----------------------
  January 1 - 31, 2006          13,495         $51.63                13,495                    1,097,393
  February 1 - 28, 2006             --             --                    --                    1,097,393
  March 1 - 31, 2006                --             --                    --                    1,097,393
                            ------------                    ---------------------
          Total                 13,495                               13,495
                            ============                    =====================

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005


          (c)  Supplemental Retirement Savings Plan

                  The Company implemented a Supplemental Retirement Savings Plan (the "Plan") on January 1, 2004, that permits eligible employees and directors to defer all or a portion of their annual cash compensation. The Company amended the Plan on January 1, 2005 to comply with the requirements of the American Jobs Creation Act signed into law on October 22, 2004. The Company also filed a Registration Statement on Form S-8 with the Securities and Exchange Commission ("SEC") to register the participation interests under the Plan. The assets of the Plan are held in a trust to which contributions are made by the Company based on amounts elected to be deferred by the Plan participants. The Plan is treated as unfunded for tax purposes and its assets are subject to the general claims of the Company's creditors. In order to provide for an accumulation of assets comparable to the contractual liabilities accruing under the Plan, the Company may direct the trustee of the Plan to invest the assets to correspond to the hypothetical investment choices made by the Plan participants.

                  The Company records both the assets and obligations related to amounts deferred under the Plan. Each reporting period, the assets, which have been classified as trading securities, and obligations, are adjusted to fair market value, with gains (losses) on the assets included in other income (expense) and corresponding adjustments to the obligations recorded as compensation expense. As of March 31, 2006, the deferred compensation obligation was approximately $3.1 million. For the three months ended March 31, 2006 and March 31, 2005, the adjustments to fair market value were not significant.

          (d)  Restricted Shares

                  The Company had 7,000 restricted shares outstanding as of December 31, 2005 and March 31, 2006 with a weighted average exercise price of $44.95. Compensation expense and effect on earnings per share related to these restricted shares were not significant.


(6)     Comprehensive Income

     Comprehensive income for the three months ended March 31, 2006 and 2005 was approximately $20.0 million and $17.9 million, respectively. Other comprehensive income (loss) for the three months ended March 31, 2006 and 2005 includes foreign currency translation gain (loss) of approximately $14,000 and ($109,000) respectively.

(7)      Computation of Earnings Per Share


                                                         For the three months ended
                                                               March 31, 2006


                                            Income       Weighted average shares       Per Share
                                         (Numerator)          (Denominator)             Amount
                                         -----------     -----------------------       ---------
                                               (in thousands, except share and per share data)

Basic earnings per share:
Net income                               $   19,977             37,317,939             $    0.54
                                         ===========                                   =========
Stock options and restricted shares              --                809,467                    --
Diluted earnings per share:
Net income                               $   19,977             38,127,406             $    0.52
                                         ===========                                   =========


                                                         For the three months ended
                                                               March 31, 2005


                                           Income        Weighted average shares       Per Share
                                         (Numerator)          (Denominator)             Amount
                                         -----------     -----------------------       ---------
                                               (in thousands, except share and per share data)

  Basic earnings per share:
  Net income                             $    18,024            36,286,772             $    0.50
                                         ===========                                   =========
  Stock options                                   --             1,303,437                    --
  Diluted earnings per share:
  Net income                             $    18,024            37,590,209             $    0.48
                                         ===========                                   =========



         For the three months ended March 31, 2006 and 2005, weighted average shares issuable upon the exercise of stock options, which were not included in computing dilutive earnings per share because they were anti-dilutive, were 101,940 and 296,600, respectively.

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

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            (A Delaware Corporation)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005


(9)     Investments Available-for-Sale

     During the three months ended March 31, 2006, the Company sold its remaining investments in state and municipal variable rate deposit notes with maturities greater than 10 years. The Company had carried the investments as current assets on the balance sheet at fair value. With variable rate notes, the Company did not record unrealized gains or losses on the investments as the fair value and the cost basis were always the same. Similarly, there was no gain or loss realized when these instruments were sold during the quarter. Interest income on the investments was recognized when earned.

(10)    Legal Proceedings

     On November 4, 2005, the Company received a Customs Export Enforcement Subpoena for documents from the United States Customs Service. The subpoena requested the production of records and information in connection with two of the Company's programs, and a description of the Company's export compliance program. The Company produced documents responsive to the subpoena in November and December 2005 and the matter is on-going. Although the Company cannot predict the outcome of the matter, the Company does not believe that it will have a material impact on the Company's financial position or results of operations.

     The Company is involved in various legal proceedings in the ordinary course of business. The Company cannot predict the ultimate outcome of these matters, but does not believe that such matters will have a material impact on its financial position or results of operations.

(11)    Recent Accounting Pronouncements

     In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS No. 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

     In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

(12)    Subsequent Event

         On April 10, 2006, the Company acquired the remaining 20% minority interest in its Anteon (UK) Limited subsidiary for approximately $1.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our and our industry's actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology like "may", "will", "should", "expects", "plans", "projects", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Such forward-looking statements include, but are not limited to:

     o    trends in and revenues derived from funded backlog;

     o    total estimated remaining contract value;

     o our expectations regarding the U.S. federal government's procurement budgets and reliance on outsourcing of services;

     o our financial condition and liquidity, as well as future cash flows and earnings; and

     o our ability to close the proposed merger with a subsidiary of General Dynamics.


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

     o    inability to obtain government approval of the Merger;

     o changes in U.S. federal government procurement laws, regulations, policies and budgets;

     o changes in U.S. federal government military and security-related outsourcing policies;

     o    the number and type of contracts and task orders awarded to us;

     o the integration of acquisitions without disruption to our other business activities;

     o    changes in general economic and business conditions;

     o    technological changes;

     o    our ability to attract and retain qualified personnel;

     o    competition;

     o    our ability to retain our contracts during any rebidding process; and

     o the other factors outlined under the heading "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2006.

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

     We have a broad client and contract base and a diverse contract mix. We currently serve over 1,000 U.S federal government clients in more than 50 government agencies, as well as state and foreign governments. For the three months ended March 31, 2006, approximately 87% of our revenues were derived from contracts with the DOD and intelligence agencies, and approximately 12% from civilian agencies that includes DHS of the U.S. federal government. For the three months ended March 31, 2006, approximately 86% of our revenues were from contracts where we were the lead, or "prime" contractor. For the three months ended March 31, 2006, our diverse contract base had approximately 800 active contracts and approximately 3,800 active task orders, and our STRICOM task order under the ANSWER contract accounted for approximately 13% of our revenues. No other individual task order accounted for more than 10% of our revenues.

     On December 13, 2005, the Company entered into an agreement and plan of merger (the "Merger Agreement") with General Dynamics Corporation, or "General Dynamics," and a wholly owned subsidiary of General Dynamics, pursuant to which General Dynamics agreed to acquire Anteon International Corporation for approximately $2.2 billion (the "Merger"), which includes the assumption of net debt defined as debt less cash which totaled approximately $113 million as of March 31, 2006. Upon completion of the Merger, Anteon International Corporation will become a wholly owned subsidiary of General Dynamics.

     On March 3, 2006, the Company held a special meeting of stockholders at which the stockholders adopted the Merger Agreement and approved the Merger. Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). The Company expects to divest certain contracts to enable the Department of Justice to complete its review and approval of the proposed transaction with General Dynamics pursuant to the HSR Act. Other than approval pursuant to the HSR Act, no other material federal or state regulatory approvals are required to be obtained by the Company, General Dynamics or its wholly owned subsidiary in connection with the Merger.

     On April 24, 2006, the Company announced that General Dynamics had extended the April 30, 2006 deadline for completing its proposed merger with Anteon to July 31, 2006 in accordance with the terms of the Merger Agreement between the parties. The Company anticipates that the transaction will close no later than the end of the second quarter of 2006. The Merger Agreement may be terminated prior to the effective time of the Merger, under certain circumstances discussed in the Merger Agreement.

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

Revenue Recognition

          For the three months ended March 31, 2006, we estimate that approximately 99% of our revenues were derived from services and approximately 1% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenues for time and materials contracts are recognized as time is spent at hourly rates, which are negotiated with the customer plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenues are recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs, a fixed amount or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost-plus type contracts, which are referred to as cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate on similar type contracts. Under substantially all fixed price contracts, which are predominantly level of effort contracts, revenues are recognized using the cost-to-cost method for all services provided. Fixed price contracts that involve a defined number of hours or a defined category of personnel are referred to as "level of effort" contracts. We believe the cost-to-cost method is the best estimate for determining performance on these contracts. For product-related fixed price contracts, revenues are recognized as units are delivered (the units-of-delivery method). In addition, we evaluate the contracts for multiple deliverables which may require the segmentation of each deliverable into a separate accounting unit for proper revenue recognition as defined by EITF 00-21. The appropriate revenue recognition method based on applicable accounting guidance is then applied for each separate unit.

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

     For cost based contracts, we recognize revenues under our U.S. federal government contracts based on allowable contract costs, as mandated by the U.S. federal government's cost accounting standards. The costs we incur under U.S. federal government contracts are subject to regulation and audit by certain agencies of the federal government. Historically, contract cost disallowances resulting from government audits have not been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts. Our incurred costs have been audited through 2003 by the Defense Contract Audit Agency.

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

     We generally do not pursue fixed price software development work that may create material financial risk. We do, however, provide services under fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 42% time and materials, 39% cost-plus and 19% fixed price (a substantial majority of which were firm fixed price level of effort, which have lower risk than other types of fixed price contracts) during the three months ended March 31, 2006. The contract mix can change over time depending on contract awards and acquisitions. Under cost-plus contracts with the U.S. federal government, operating profits typically range from 5% to 7% but are statutorily limited to 10% on cost-plus-fixed-fee contracts. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the U.S. federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and our overall operating profits on such contracts have historically been less than 15%.

     We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders and, on occasion, issues may arise that could lead to accounts receivable not being fully collected.

Costs of Revenues

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and assigned to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead, material handling or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulation, or ("FAR"), cannot be assigned or allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions, bad debt expense and certain general and administrative expenses and upon the adoption of SFAS No. 123R, compensation expense related to stock options.

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

Goodwill Impairment

     Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $261.1 million and $260.8 million as of March 31, 2006 and December 31, 2005, respectively. In accordance with SFAS No. 142, we test our goodwill for impairment at least annually using a fair value approach. We completed our annual impairment analysis as of September 30, 2005, noting no indications of impairment for any of our reporting units. As of March 31, 2006, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our planned annual test as of September 30, 2006.

Long-Lived Assets and Identifiable Intangible Asset Impairment

     The net carrying amount of long-lived assets and identifiable intangible assets was approximately $33.5 million and $33.9 million at March 31, 2006 and December 31, 2005, respectively. Long-lived assets and identifiable intangible assets, excluding goodwill, are evaluated for impairment when events occur that suggest that such assets may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. None of these events occurred during the three months ended March 31, 2006. We determine if an impairment has occurred based on a comparison of the carrying amount of such assets to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value, as determined by an analysis of discounted cash flows using a discounted interest rate based on our cost of capital and the related risks of recoverability.

     In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on the ability to maintain our customers and the continued funding of our contracts and tasks by the government. Based upon contract value, we have historically been able to win approximately 90% of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions, which have generally resulted in either maintaining or improving margins on our contracts and tasks. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

     Amortization expense on identifiable intangible assets was approximately $1.0 million and $686,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

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

Statements of Operations

     The following is a description of the elements of certain line items from our unaudited condensed consolidated statements of operations, which include the operations of Milestone since the date of the acquisition.

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

     General and administrative expenses are primarily for corporate functions such as management, legal, finance and accounting, contracts and administration, human resources, company management information systems and depreciation, and also include other unallowable costs such as marketing, certain legal fees, stock based compensation and reserves.

     Amortization expenses relate to intangible assets from our acquisitions. These intangible assets consist of a noncompete agreement, contract backlog and contracts and related customer relationships acquired as part of our acquisitions.

     Other income is from non-core business items such as a gain on the reversal of a reserve created from a prior acquisition and the fair market adjustments related to marketable equity securities that are classified as trading securities.

     Merger related expenses are costs incurred in connection with the planned merger with General Dynamics and a wholly owned subsidiary of General Dynamics.

     Interest expense is primarily related to our Term Loan B and revolving facility and amortization of deferred financing costs. Interest expense is reported net of interest income. Interest income primarily relates to the interest earned on short term investments and cash-on-hand.

Funded Backlog and Total Estimated Remaining Contract Value

     Each year a significant portion of our revenues are derived from existing contracts with our government clients, and a portion of the revenues represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that effective management of costs makes us competitive on price. We believe that our demonstrated performance record and service excellence have enabled us historically to maintain our position as an incumbent service provider on approximately 90% of our contracts that have been recompeted.

     Our total estimated remaining contract value, excluding new indefinite delivery, indefinite quantity "IDIQ" and multiple award contracts, represents the aggregate contract revenues we estimate will be earned over the remaining life of our contracts including all option years. For IDIQ and multiple award contracts, we compute the total estimated remaining contract value by calculating the three month rolling average run rate on each of these contracts and extrapolating it over the life of the contract. Because the U.S federal government operates under annual appropriations, agencies of the U.S. federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated remaining contract value is not funded backlog. Funded backlog is based upon amounts actually authorized by a customer for payment for goods and services. We estimate that the majority of our funded backlog will be recognized as revenues during the next twelve months. Our total estimated remaining contract value is based on our experience under contracts and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations.

     At March 31, 2006, our total remaining estimated contract value decreased by approximately $172.4 million, from $6.53 billion at December 31, 2005, to $6.36 billion. Funded backlog increased $134.5 million to $1.05 billion at March 31, 2006, from $910.6 million as of December 31, 2005.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2006:

     o We generated revenues of $389.6 million, up 11.3% from the quarter ended March 31, 2005;

     o Operating margin was 8.9% up 0.1% from the quarter ended March 31, 2005;

     o Our net income was $20.0 million, up 10.8% from the quarter ended March 31, 2005.


We attribute these results primarily to:

     o Continued expansion of some of the key programs and continued focus on controlling our indirect costs.


The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:


                                                                   For the Three Months Ended March 31,
                                                                  2006                                2005
                                                        ------------------------           ------------------------
                                                                             ($ in thousands)

Revenues                                               $   389,558         100.0%          $   349,982        100.0%
Costs of revenues                                          332,573           85.4              298,226          85.2
                                                       -----------       --------         ------------       --------
Gross profit                                                56,985           14.6               51,756          14.8
                                                       -----------       --------         ------------       --------
Operating expenses:
    General and administrative expenses                     21,470            5.5               20,270           5.8
    Amortization of intangible assets                        1,013            0.2                  686           0.2
                                                       -----------       --------         ------------       --------
Total operating expenses                                    22,483            5.7               20,956           6.0
                                                       -----------       --------         ------------       --------
Operating income                                            34,502            8.9               30,800           8.8
Other income, net                                              121             --                  873           0.2
Merger related expenses                                        303            0.1                   --            --
Interest expense, net                                        2,385            0.6                2,214           0.6
Minority interest in earnings of subsidiaries                  (6)             --                 (29)            --
                                                       -----------       --------         ------------       --------
Income before income taxes                                  31,929            8.2               29,430           8.4
Provision for income taxes                                  11,952            3.1               11,406           3.3
                                                       -----------       --------         ------------       --------
Net income                                             $    19,977           5.1%          $    18,024          5.1%
                                                       ===========       ========         ============       ========

REVENUES

     For the three months ended March 31, 2006, revenues increased by $39.6 million, or 11.3%, to $389.6 million from $350.0 million for the three months ended March 31, 2005. The increase in revenues was attributable to organic growth and the acquisition of Milestone. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. We believe that organic growth is a useful supplemental measure to revenue. Management uses organic growth as part of its evaluation of core operating results and underlying trends. For the three months ended March 31, 2006, our organic growth was 9.7%. The acquisition of Milestone accounted for approximately $5.7 million of the revenue growth for the three months ended March 31, 2006. The increase in revenues was driven primarily by the increased tasking and related increases in employee headcount in the following business areas: task orders in support of a wide range of federal government agencies under our GSA Applications and Support for Widely-diverse End User Requirements (ANSWER) and IT Schedules acquired from Milestone; U.S. Navy SeaPort Enhanced Multiple Award Contract; Naval Air Depot (NADEP) contract; and task orders under our Naval Sea Systems Command (NAVSEA) Multiple Award Contract.

COSTS OF REVENUES

     For the three months ended March 31, 2006, costs of revenues increased by $34.3 million, or 11.5%, to $332.6 million from $298.2 million for the three months ended March 31, 2005. The increase in costs of revenues was due to the corresponding growth in revenues resulting from organic growth, the acquisition of Milestone and the increase in employee headcount. The majority of the increase in costs of revenues for the three months ended March 31, 2006 was due to increases of $13.1 million and $14.9 million in direct labor and other direct contract costs, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     For the three months ended March 31, 2006, general and administrative expenses increased by $1.2 million, or 5.9%, to $21.5 million from $20.3 million for the three months ended March 31, 2005. General and administrative expenses for the three months ended March 31, 2006, as a percentage of revenues, decreased from 5.8% to 5.5%. This decrease as a percentage of revenues for the three months ended March 31, 2006 was driven primarily by continued operational cost efficiencies achieved in connection with acquired operations and their successful integration. The dollar increase for the three months ended March 31, 2006 was primarily attributable to the overall growth in the business and $1.3 million of stock-based compensation expense on stock options as a result of adopting SFAS No.123R.

AMORTIZATION

     For the three months ended March 31, 2006, amortization expenses increased $327,000, or 47.7%, to $1.0 million from $686,000 for the comparable period in 2005. The increase in amortization expense is related to intangible assets acquired in connection with the purchase of Milestone. Amortization as a percentage of revenues for the three months ended March 31, 2006 remained constant at 0.2%.

OPERATING INCOME

     For the three months ended March 31, 2006, operating income increased $3.7 million, or 12.0%, to $34.5 million from $30.8 million for the three months ended March 31, 2005. Operating income as a percentage of revenues increased to 8.9% for the three months ended March 31, 2006 from 8.8% for the same period in 2005. The increase in operating income as a percentage of revenues was primarily a result of improvements in controlling our indirect costs and an improvement in profit rates on certain contracts.

OTHER INCOME, NET

     For the three months ended March 31, 2006, other income decreased to $121,000 from $873,000 for the three months ended March 31, 2005. For the three month period ended March 31, 2006, other income is primarily related to the fair market value adjustments related to marketable equity securities. For the three month period ended March 31, 2005, other income was primarily related to a $900,000 gain on a reversal of an acquisition reserve.

INTEREST EXPENSE, NET

     For the three months ended March 31, 2006, interest expense, net of interest income, increased $171,000 or 7.7%, to $2.4 million from $2.2 million for the three months ended March 31, 2005. The net increase in interest expense was primarily due to the higher interest rates on the Term Loan B during the three months period ended March 31, 2006. During the three months ended March 31, 2006, the interest rate on the Term Loan B borrowings ranged from 6.14% to 6.58% compared to a range of 4.31% to 4.60% on the term loan outstanding for the same period in the prior year. For the three months ended March 31, 2006, interest income earned on short term investments and cash-on-hand was $484,000. For the three months ended March 31, 2005, interest income earned on cash-on-hand was $19,000.

PROVISION FOR INCOME TAXES

     Our effective tax rate for the three months ended March 31, 2006 was 37.4% compared to an effective tax rate of 38.8% for the three months ended March 31, 2005. The 2006 effective tax rate reflects a benefit for federal and state credits for prior years now considered realizable.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the three months ended March 31, 2006 and 2005

     We generated $2.4 million in cash from operations for the three months ended March 31, 2006. By comparison, we generated $51.7 million in cash from operations for the three months ended March 31, 2005. The decrease in cash flow from operations between the comparable periods was primarily attributable to accounts receivable. During the three months ended March 31, 2006, accounts receivable increased by $14.3 million compared to an $18.2 million decrease for the three months ended March 31, 2005. The increase in accounts receivable for the three months ended March 31, 2006 was due to payment delays on our billed accounts receivable. Our cash flows from operations are dependent on the timing of receipts from various government payment offices and, as a result, may differ from period to period and such differences could be significant. Total days sales outstanding, or "DSO," at March 31, 2006 increased to 80 days, from 77 days as of March 31, 2005. Accounts receivable totaled $346.1 million at March 31, 2006 and represented 48.1% of total assets at that date. For the three months ended March 31, 2006, net cash provided from investing activities was $35.8 million, which was primarily attributable to the proceeds from the sale of the short term investments in anticipation of the Merger. Cash provided from financing activities was $2.2 million for the three months ended March 31, 2006, primarily related to the exercise of stock options and the issuance of common stock.

Liquidity

     Our principal working capital need is for funding accounts receivable, which has typically increased with the growth in our business. As of March 31, 2006, working capital increased by $23.7 million to $241.5 million from $217.8 million for the year ended December 31, 2005. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under the revolving portion of our Credit Facility. In addition, we are scheduled to pay quarterly installments of $412,500 under the Term Loan B until the Credit Facility matures on December 31, 2010. As of March 31, 2006, we did not have any capital commitments greater than $1.0 million.

     We have relatively low capital investment requirements. Capital expenditures were $1.7 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively, primarily for leasehold improvements and office equipment.

     Without giving consideration to the pending merger with General Dynamics, we intend to, and expect over the next twelve months to be able to, fund our operating cash, capital expenditure and debt service requirements through cash flows from operations and borrowings under the revolving portion of our Credit Facility. Over the longer term, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside our control.

Capital Resources

     On September 30, 2004, we entered into a second amendment to our Credit Facility. This amendment provided an additional $16.1 million of borrowings by increasing our Term Loan B to $165.0 million, and lowered the interest rate on Term Loan B borrowings by 0.25%. Our Credit Facility consists of a Term Loan B with a maturity date of December 31, 2010 and the revolving loan portion of our Credit Facility with a maturity date of December 31, 2008. All borrowings under our Credit Facility are subject to financial covenants customary for such financings, including, but not limited to: maximum ratio of net debt to EBITDA and maximum ratio of senior debt to EBITDA, as defined in the Credit Facility. For the three months ended March 31, 2006, we were in compliance with all of the financial covenants. Additionally, as a result of changes made in the amendment, revolving loans are now based upon an asset test or maximum ratio of net eligible accounts receivable to revolving loans. Our primary liquidity requirements have been for debt service under our Credit Facility and for acquisitions and working capital requirements. We have funded these requirements primarily through internally generated operating cash flow and funds borrowed under our existing Credit Facility. The Credit Facility also permits us to raise up to $200.0 million of additional debt in the form of additional term loans, subordinated debt or revolving loans, with certain restrictions on the amount of revolving loans. The additional $16.1 million in borrowings described above did not reduce the $200.0 million in potential additional borrowings. As of March 31, 2006, total debt outstanding was $162.5 million, consisting of $162.5 million of Term Loan B, and zero outstanding under the revolving loan portion of our Credit Facility. The total funds available to us under the revolving loan portion of our Credit Facility as of March 31, 2006 were $194.8 million. Under certain conditions related to excess annual cash flow, as defined in our Credit Facility, and the receipt of proceeds from certain asset sales and debt or equity issuances, we are required to prepay, in amounts specified in our Credit Facility, borrowings under the Term Loan B.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     We use off-balance sheet financing, primarily to finance certain capital items. Operating leases are used primarily to finance computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings. As of March 31, 2006, we financed equipment with an original cost of approximately $16.5 million through operating leases. Had we not used operating leases, we would have used our existing Credit Facility to purchase these assets. In addition, our offices, warehouse and shop facilities are obtained through operating leases. Other than the operating leases described above, we do not have any other off-balance sheet financing.

Inflation

     We do not believe that inflation has had a material effect on our business in the three months ended March 31, 2006 because our contract billing rates typically take inflation into account.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have interest rate exposure relating to certain of our long-term obligations. The interest rates on both the Term Loan B and the revolving loan portion of our Credit Facility are affected by changes in market interest rates. We do not believe we have significant risks due to changes in interest rates.

     A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $402,000 and $423,000 for the three months ended March 31, 2006 and 2005, respectively.

ITEM 4.         CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1.           LEGAL PROCEEDINGS

     On November 4, 2005, we received a Customs Export Enforcement Subpoena for documents from the United States Customs Service. The subpoena requested the production of records and information in connection with two of our programs, and a description of our export compliance program. We produced documents responsive to the subpoena in November and December 2005 and the matter is on-going. Although we cannot predict the outcome of the matter, we do not believe that it will have a material impact on our financial position or results of operations.

     We are involved in various legal proceedings in the ordinary course of business. We cannot predict the ultimate outcome of these matters, but do not believe that such matters will have a material impact on our financial position or results of operations.

ITEM 1. A         RISK FACTORS

     There were no material changes to the risk factors  discussion  provided in
Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See also, "Forward-Looking Statements" included in Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     ISSUER PURCHASES OF EQUITY SECURITIES

     The Anteon International Corporation Employee Stock Purchase Plan ("ESPP") became effective on April 1, 2004. The ESPP allows for the sale of up to 1.2 million shares of the Company's common stock. These shares may be newly issued shares, treasury shares or shares purchased by the Company on the open market or otherwise. The Company currently has no other plan or program in place to repurchase its shares. The Company has suspended the ESPP, pending the closing of the Merger with General Dynamics. The table below details the total shares purchased by the Company to fulfill its obligations under the ESPP for the period covered by this report.




                                                                         (c) Total Number of        (d) Maximum Number
                                                       (b)  Average        Shares  Purchased       of Shares that May Yet
                              (a) Total Number of      Price Paid per      Part of Publicly         Be Purchased Under
       Purchase Date            Shares Purchased          Share              Announced Plan              the Plan
----------------------      -----------------------   ----------------    ---------------------   -----------------------

January 1 - 31, 2006                     13,495       $    51.63                  13,495                1,097,393
February  1 - 28, 2006                       --               --                      --                1,097,393
March 1 - 31, 2006                           --               --                      --                1,097,393
                            -----------------------                       ---------------------
Total                                    13,495                                   13,495
                            ======================                        =====================

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 3, 2006, the Company held a special meeting of stockholders adopted the Merger Agreement and approved the Merger.


The following table sets forth the votes cast with respect to the matters:

            MATTERS                                                     FOR               AGAINST        ABSTAIN
        ------------------------------------------------               ------           ----------     -----------

          Adoption of the  Agreement and Plan of Merger                 27,041,841        472,226        22,913
          dated December 13, 2005, by and among General
          Dynamics   Corporatoin,   Avenger  Acquisiton
          Corporation,   and   indirect,   wholly-owned
          subsidiary  of General  Dynamics,  and Anteon
          International Corporation.

          Grant of discretionary authority to the proxy                 21,219,859        2,350,619      3,966,502
          holders  to  vote  for   adjournment  of  the
          special meeting for the purpose of soliciting
          additional   proxies   if   there   are   not
          sufficeint  votes at the  special  meeting to
          approve the merger proposal.


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



                        ANTEON INTERNATIONAL CORPORATION


Date:    May 10, 2006          /s/ Joseph M. Kampf
---------------------         ----------------------------------------
                                   Joseph M. Kampf - President and
                                                     Chief Executive Officer

Date:    May 10, 2006          /s/ Charles S. Ream
----------------------        ----------------------------------------
                                   Charles S. Ream - Executive Vice President
                                                     and Chief Financial Officer